Form 10-K405
period 2000-12-31
COMPUTER ACCESS TECHNOLOGY CORP
filed 2001-03-12
CIK 1120155

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the fiscal year ended December 31, 2000

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                       Commission file number: 000-31863

                               ----------------

                    COMPUTER ACCESS TECHNOLOGY CORPORATION
            (exact name of registrant as specified in its charter)

            Delaware                                 77-0302527
  (State or other jurisdiction                    (I.R.S. Employer
of incorporation or organization)               Identification No.)

2403 Walsh Avenue, Santa Clara, California             95051
 (Address of principal executive offices)            (Zip Code)

                                (408) 727-6600
             (Registrant's telephone number, including area code)

                               ----------------

          Securities registered pursuant to Section 12(b) of the Act:

                                     None

          Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock, $0.001 par value
                               (Title of Class)

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of the registrant's common stock held by non-affiliates of the registrant, based upon the closing sale price of Common Stock on March 1, 2001 as reported on the Nasdaq National Market, was approximately $45.0 million.

   As of March 1, 2001, there were 18,620,223 shares of the registrant's Common Stock outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE:

                                     None

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

   Statements in this report which are not historical facts are forward-looking statements within the meaning of the federal securities laws. These statements may contain words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," or other wording indicating future results. Forward-looking statements are subject to risks and uncertainties. Actual results may differ materially from the results discussed in forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those discussed under "Risks Related to Our Business" following Item 7A below, and elsewhere in this report. We undertake no obligation to revise or update any forward-looking statements to reflect any event or circumstance that may arise after the date of this report.

Item 1. Business

   Computer Access Technology Corporation is a provider of advanced verification systems and connectivity products for existing and emerging digital communications standards. Our products are used by semiconductor, device, system and software companies at each phase of their products' lifecycles from development through production and market deployment.

   We have expertise in the USB, USB 2.0, 1394, Bluetooth, InfiniBand and Ethernet standards and are actively engaged with our customers throughout their development and production processes. Utilizing our easy to use, color-coded software, the CATC Trace, our development products generate, capture, filter and analyze high speed communications traffic, allowing our customers to quickly discover and correct persistent and intermittent errors and flaws in their product design. Our production products are used in manufacturing to ensure that products comply with standards and operate with other devices as well as to assist system manufacturers in downloading software onto new computers. Our connectivity products are devices that translate communications traffic between USB and Ethernet and enable reliable, uninterrupted service for broadband Internet access. These connectivity products also allow for simple installation and incorporate an ASIC and our proprietary embedded software and software drivers.

   Our customers include industry leaders such as 3Com, Apple, Compaq, Dell, Hewlett-Packard, Intel, Lucent, Microsoft, Motorola, NEC, Nokia, Philips, Sony, Sun Microsystems and Toshiba. In addition, we sell our products through a network of distributors and resellers, including Dynacolor, Enable Engineering, Nohau Electronik and Toyo.

   We have three reportable segments: development products, production products and connectivity products. Further segment and geographic information is included in Note 9 of the Notes to Consolidated Financial Statements included in this report.

Industry Background

 The Demand for Digital Communications is Growing

   The growth in the demand for digital information has accelerated the need for communications among multiple electronic devices and in various markets, including computers, telecommunications, consumer electronics and others, such as aerospace, automotive, industrial automation, medical instrumentation and robotics. This growing demand centers on widespread, broadband transmissions of digital information, including Internet access, data storage and rich media content. Communication among digital devices, or connectivity, occurs over a variety of physical media, such as copper wire and fiber optic cable, and wireless technologies with rapidly fluctuating frequencies.

   Computer technology initially provided connectivity only among internal devices, such as the processor, memory and storage, and with external peripheral devices, such as the keyboard, mouse and printer. Today, computer technology also enables connectivity among multiple computing devices and across networks, such as local area networks, wide area networks, storage area networks, home area networks, personal area networks and the Internet. Telecommunications technology also currently enables connectivity among multiple devices, such as telephones, fax machines, pagers and personal digital assistants. Consumer electronics technology is progressively enabling connectivity among devices, such as Internet appliances, digital cameras, audio systems and televisions.

 Communications Standards are Becoming Increasingly Complex

   Digital devices communicate by sending electronic signals through a physical transmission channel according to a specified protocol. A protocol is the set of detailed rules that governs both the channel and the device hardware and software and regulates the manner in which the signals are sent. The channel and the protocol are both typically specified in a formal communications standard. For communication to be successful, each device must recognize and follow the same standard.

   Early communications standards were relatively simple, typically involving low speed communications between two simple devices connected directly by copper wire. Current standards are increasingly complex, typically involving high speed communications among multiple sophisticated devices indirectly linked to other devices and across various physical media, including copper wire and fiber optic cables, and wireless technologies with rapidly fluctuating frequencies. As a result, standards that were expressed initially in only a few pages of text may now extend to over a thousand pages. The specifications for these standards are broadly available, which facilitates interoperability of hardware and software products from different manufacturers.

   A standard is typically introduced by several leading technology and infrastructure companies. These core or promoter companies comprise the nucleus of independent communications standards groups, which are sometimes referred to as implementers' forums, trade associations or special interest groups. These groups assist in the development, implementation and promotion of and compliance with the standards. As commercial interest in a particular standard increases, the communications standards group typically expands to include system and device manufacturers and service providers. The promoter companies typically remain closely associated with the standard throughout its lifecycle.

   A standard is implemented over a lifecycle that includes three overlapping phases: development, production and market deployment. The development phase covers the development and production of the semiconductors and software, including embedded software, protocol stacks and device drivers, that are the building blocks for products and applications. During the production phase, system and device manufacturers apply these building blocks to construct their unique products and applications. The market deployment phase covers the introduction and sale of products and applications in the marketplace. Similarly, products that use or are associated with a particular standard follow their own unique lifecycle from development through production, deployment and operation.

 Emerging Standards Promote Digital Communications

   Many communications standards are emerging to meet the growing demand for digital connectivity in the computer, telecommunications, consumer electronics and other industries. The characteristics of each standard, including its principal uses, physical medium, transmission speed and distance covered, vary greatly. Examples of emerging standards include the following:

   Universal Serial Bus. The Universal Serial Bus standard, or USB, enables low and medium speed connectivity between computers and peripheral devices, including keyboards, mice, printers, scanners, joysticks and cameras, using plug and play technology. USB was introduced in 1995 and replaces the serial, parallel, mouse and keyboard ports. The specifications for the second version of USB, or USB 2.0, were released in April 2000. The promoter group for USB
2.0 consists of Compaq, Hewlett-Packard, Intel, Lucent, Microsoft, NEC and Philips and, as of December 31, 2000, the USB Implementers Forum had over 800 member companies. USB enables connectivity through copper wires at speeds of up to twelve megabits per second, or Mbps, over distances of up to five meters. This speed increases to up to 480 Mbps in USB 2.0.

   IEEE 1394. The IEEE 1394a standard, commonly known as 1394, FireWire or i.Link, enables high speed connectivity among computers, peripheral devices and consumer electronic devices, including audio systems, television sets, digital cameras, video recorders, video players and game consoles. 1394 was introduced in 1987 and was ratified by the Institute of Electrical and Electronics Engineers, or IEEE, in 1995. The promoter group includes Apple, Canon, Compaq, IBM, Intel, Microsoft, NEC, Philips, Sony, Sun Microsystems and Yamaha and, as of December 31, 2000, the 1394 Trade Association had over 170 member companies. 1394 enables connectivity through copper wire at speeds of up to 400 Mbps over distances of up to four and one-half meters. This speed increases to up to 3.2 billion bits per second, or Gbps, over distances of up to 100 meters, in the 1394b standard that is currently awaiting ratification.

   Bluetooth Wireless Technology. The Bluetooth standard, or Bluetooth wireless technology, enables low speed, wireless connectivity among computers, telecommunication devices, such as mobile telephones, and consumer electronics devices, such as personal digital assistants and headphones. Bluetooth wireless technology was introduced in 1998. The promoter group consists of 3Com, Ericsson, IBM, Intel, Lucent, Microsoft, Motorola, Nokia and Toshiba and, as of December 31, 2000, the Bluetooth Special Interest Group had over 2,100 member companies. Bluetooth wireless technology operates through radio waves with rapidly fluctuating frequencies at speeds of up to one Mbps over distances of up to 100 meters.

   Ethernet. Ethernet enables high speed connection among computers and peripheral devices in local area networks. Ethernet was introduced in 1980 by Digital Equipment Corporation, Intel, and Xerox and, in 1983, the IEEE released the first IEEE standard for Ethernet technology. Ethernet technology operates over coaxial cable, twisted pair wiring or fiber optic cable at speeds of up to ten Mbps over distances of up to 2000 meters. The IEEE has released newer versions of the Ethernet technology, Fast Ethernet in 1995, which operates at speeds up to 100 Mbps, Wireless Ethernet in 1997 which operates at speeds up to ten Mbps, and Gigabit Ethernet in 1998, which operates at speeds up to 1Gbps.

   InfiniBand Architecture. The InfiniBand standard enables high speed connectivity both inside computers and among computers and storage devices in storage area networks. InfiniBand was introduced in 1999 and is expected to replace both the Peripheral Connect Interface, or PCI standard, for internal computer communications and the emerging FibreChannel standard for communications in storage area networks. The promoter group consists of Compaq, Dell, Hewlett-Packard, IBM, Intel, Microsoft and Sun Microsystems and, as of December 31, 2000, the InfiniBand Trade Association had over 200 members. The specifications for this standard are expected to be released in 2000. InfiniBand operates over both copper wire and fiber optic cable at speeds of up to 6 Gbps over distances of up to ten meters for copper wire and ten kilometers for fiber optic cable.

   Other Standards. There are many other existing and emerging communications standards at different stages in their respective lifecycles such as Digital Subscriber Line, or DSL, FibreChannel, Serial ATA, 802.11, Home RF and Global System for Mobile communication, or GSM.

Products

   We offer advanced design and production verification systems for the USB, USB 2.0, 1394, Bluetooth and InfiniBand standards, as well as production and commercial connectivity products for the USB and Ethernet standards. We currently sell all of the products listed below.

 Development Products

   Our development products are advanced verification systems that assist hardware and software manufacturers in the efficient design of reliable and interoperable systems and devices. All of these systems utilize our proprietary graphical user interface, the CATC Trace, which displays communications traffic in searchable, color-coded packets. We believe that the CATC Trace is widely-used in our markets for viewing digital communications information. Our development products consist of the following:

   Universal Protocol Analyzer System. Universal Protocol Analyzer System, our new architecture for communications protocol analysis, test and verification, was introduced in the first quarter of 2001. The Universal Analyzer includes a base unit, which utilizes plug-in modules that support multiple protocols and a modular software architecture. The modules observe and capture specific bus and protocol traffic and present it to the user for further analysis. Additional modules will generate both legal and illegal protocol traffic, assisting engineers in exercising their new designs, resulting in improved quality and interoperability of their new products.

   IBTracer. IBTracer, our first generation InfiniBand protocol analyzer, was introduced in the first quarter of 2001. IBTracer is our first protocol analyzer module that installs into the CATC Universal Protocol Analyzer System. IBTracer uses hardware triggering to capture real-time events and hardware filtering to preserve memory and assist in pinpointing data of interest. It is easily configured and controlled by a PC via its USB port. IBTracer interfaces with standard InfiniBand cables and connectors to capture and display high speed InfiniBand traffic. Recorded data can be searched for specific data, errors or other desired conditions.

   Merlin. Merlin, our first generation Bluetooth wireless protocol analyzer, was introduced in the first quarter of 2000. It was the first analyzer for the Bluetooth standard delivered to the market and our first analyzer for wireless communications. Merlin is a non-intrusive design verification system that provides Bluetooth network traffic capture, display and analysis.

   Advisor. Advisor, our fourth generation USB bus and protocol analyzer, was introduced in the first quarter of 2000. It was the first USB 2.0 analyzer delivered to the market and builds on our growing experience and knowledge of the development community's needs. Advisor captures, displays and analyzes signals transmitted at all three USB speeds, one and one-half, twelve and 480 Mbps.

   Chief. Chief, our third generation USB bus and protocol analyzer, was introduced in the first quarter of 1999. It incorporates advanced features, including dual channel recording, advanced triggering with event counting and sequencing capability, and automatic class and vendor specific decoding. Chief also incorporates software that operates as a stand-alone viewer and is backward compatible with the capture files from our earlier analyzers, the Detective and Inspector. The Chief Plus version permits simultaneous USB bus traffic generation.

   FireInspector. FireInspector, our first generation 1394 bus and protocol analyzer, was introduced in the second quarter of 1998. FireInspector was the first of our bus and protocol analyzers to incorporate our proprietary BusEngine technology. All of our subsequently developed analyzers are based on this modular design. The FireInspector Plus version permits simultaneous 1394 bus traffic generation.

   Inspector. Inspector, our second generation USB bus and protocol analyzer, was introduced in the first quarter of 1997. It operates with any Windows-based desktop or portable design computer and provides real time event decoding. The hardware is housed in a separate enclosure that is connected to the design computer through the parallel port.

   Traffic Generator. Traffic Generator, our first generation USB host emulator, was introduced in the second quarter of 1996. It was the first emulator for USB delivered to the market. Traffic Generator functions as a flexible host that enables both device and hub developers to stress test their designs and observe product behavior under intentionally faulty bus conditions. Traffic Generator is complementary to both our Detective and Inspector products and is either sold separately or bundled with them.

   Detective. Detective, our first generation USB bus and protocol analyzer, was introduced in the first quarter of 1996. It was the first analyzer for USB delivered to the market. Detective is used by both hardware and software developers to identify design and implementation problems by analyzing messages transmitted over the bus. Detective consists of a circuit board that is inserted into the design computer and application software that is loaded onto this computer.

 Production Products

   Our production verification systems are also designed to assist hardware and software manufacturers in volume production of reliable devices and systems and software downloads onto new computers. Our production products consist of the following:

   UPT. The universal port tester, or UPT, our second generation USB port verification system, was introduced in the first quarter of 2000. UPT is used as a universal verification system on the production line by integrated circuit, circuit board, computer system and hub manufacturers to verify compliance with USB specifications. UPT is capable of verifying up to eight USB host or hub ports in less than 30 seconds.

   EL2. EL2, an industrial device that links USB and Ethernet channels, was introduced in the third quarter of 1999. It is used on the production line by computer manufacturers and assembly houses for loading test and data files on newly manufactured systems. We believe that EL2 is the only device available that connects a computer operating under the DOS operating system to an Ethernet network through a USB port. EL2 conforms to both USB and Ethernet specifications and operates at an effective data transfer rate of more than five Mbps.

   USB4DOS. USB4DOS, a software product for the DOS operating system, was introduced in the first quarter of 1999. It provides USB support under DOS for production line verification and embedded applications. USB4DOS is either sold separately or bundled with our EL2 product.

   UHT. The universal hub tester, or UHT, our first generation USB hub verification system, was introduced in the first quarter of 1997. It is used on the production line by hub manufacturers to verify compliance with USB specifications and as an engineering tool for debugging and analysis. UHT is also used by the USB Implementers Forum for hub compliance verification and certification. UHT is capable of verifying hubs with up to four ports in less than ten seconds.

   HPT. The host production tester, or HPT, our first generation USB port verification system, was introduced in the third quarter of 1996. HPT is used on the production line by integrated circuit, circuit board and computer system manufacturers to verify compliance with USB specifications. It is capable of verifying compliance in computers with one or two USB ports in less than ten seconds.

 Connectivity Products

   Our connectivity products are designed to assist broadband Internet service providers in delivering convenient and dependable service and device manufacturers in producing reliable products. Our connectivity products consist of the following:

   NetMate Plus. NetMate Plus, an integrated USB hub and connectivity device that links USB and Ethernet channels, was introduced in the fourth quarter of 1999. It provides the ability to connect up to four low or full speed USB devices, in conjunction with an Ethernet network, to any USB enabled desktop or portable computer. NetMate Plus, which conforms to both the USB and Ethernet standards, has a transfer rate of more than six Mbps.

   USB-EL1210A. USB-EL1210A, a USB/Ethernet Controller ASIC, was introduced in the third quarter of 1999. This ASIC combines the functionality of a USB controller and an Ethernet controller. We use EL1210A in both our EL2 and NetMate products and also sell it for use by other commercial connectivity device manufacturers.

   NetMate. NetMate, a commercial device that links USB and Ethernet channels, was introduced in the fourth quarter of 1998. It is used primarily for cable and DSL broadband Internet access by suppliers of these services. NetMate provides plug and play connectivity and eliminates the need to insert cards or shut down the system upon connection. NetMate consists of a small hardware device and the associated Windows software that add a standard Ethernet interface to a USB-equipped computer. NetMate has been tested successfully by the Microsoft Windows Hardware Quality Labs to ensure that NetMate meets Microsoft standards for compatibility with the Windows operating systems.

Customers

   Our customers include semiconductor, device, system and software companies and our distributors and resellers. We have recognized at least $25,000 in revenue during the 12-month period ended December 31, 2000 from each of the following customers:

   3Com             InnoSync                       Philips
   Acer             Insilicon                      Pitney Bowes
   Adaptec          Intel                          Proxim
   Adelphia         Iomega                         RangeStar Wireless
   Agilent
    Technologies    ISIT                           Rogers Cable TV
   All Phase
    Computer
    Systems         ITEC Ltd.                      Samsung
   Apple            Jabil Circuit                  Scientific Atlanta
   AT&T             Kawasaki LSI                   SCI Systems
   Buckeye Cable
    Systems         KC Technology                  Sepoong
   CAE              Lexmark International          Shaw Communications
   Cisco            Logitech                       Sierra Technologies
   Comcast Cable    Lucent                         Smart Bridges
   Comdisco         Maxtor                         Smart Modular Technologies
   Compaq           MediaOne                       Solectron
   Compro           Medtronic                      Sony
   Cypress
    Semiconductor   Merritt Manufacturing          Sprint
   Dell             Microsoft                      Standard Microsystems
   Dynacolor        MicroWare Technology           Sun Microsystems
   Enable
    Engineering     Motorola                       Target Tech Sales
   Emulation        NEC                            Texas Instruments
   Flash
    Technology      Nohau Elektronik               Thomson Consumer Electronics
   Fujitsu PC       Nokia                          Toshiba
   Gateway          Northwest Test and Measurement Toyo
   Geocast Network
    Systems         Pacific Consulting             TRITEC
   Globespan
    Semiconductors  Palm Inc.                      Walkabout Computers, Inc.
   Hewlett-Packard  Panasonic                      Xircom
   INDesign         PC Network Solutions

   Collectively, our top five customers accounted for approximately 37.8% of our revenue in the year ended December 31, 2000, which includes Toyo, our distributor in Japan, which accounted for approximately 19.2% of our revenue in the year ended December 31, 2000. In addition, we recognized approximately 40.4% of our revenue from sales to our international customers in the same period.

Marketing, Sales and Distribution

   Our marketing efforts focus on developing corporate and product strategies and increasing our brand and product awareness. Our marketing group leads the creation of our strategic corporate direction and develops our product roadmap, including market studies, business potential analysis, competitive positioning, functional requirements and product lifecycle planning. Our brand and product awareness initiatives center on our strategic relationships with the core or promoter companies and also include active participation in communications standards groups, trade shows, compliance workshops and industry conferences. Our marketing group also provides technical and strategic sales support to our direct sales personnel, resellers and international distributors, including in-depth product training, technical manuals, sales tools, pricing, marketing communications, marketing research, trademark administration and other support functions. We intend to continue to focus our marketing efforts on these strategies in the future.

   Our sales efforts are dedicated to establishing and maintaining long-term customer relationships. This support emphasizes customer satisfaction and includes the expertise and resources necessary for customers to use our products successfully. We provide product documentation, technical information and software bug fixes through our web site. We intend to continue to provide our customers with comprehensive sales and technical support and believe that this is critical to remaining competitive.

   Our distribution channels include a direct sales force and a network of distributors and resellers. We sell our products in North America through our direct sales force and resellers.

   Our direct sales force maintains close contact with our customers and provides support to both direct customers and resellers. We sell our products in Asia and Europe through distributors. Our direct sales force also maintains close contact with these distributors, which provide both sales and support in the countries they cover. To date, we have established relationships with distributors and resellers in over 25 countries in Asia and Europe. We are increasingly able to leverage customer satisfaction and our service-oriented approach to gain valuable introductions that have led to additional sales to existing customers and initial sales to new customers. We expect to continue benefiting from this trend in the future. In addition, we intend to expand our distribution efforts by pursuing relationships with additional distributors and resellers in our current markets and with new distributors and resellers in our future markets.

Research and Development

   We believe that our future success depends, to a large extent, upon our ability to develop new products for established and emerging communications standards and to add improved features to our existing products. Our research and development efforts are focused on the development of technology and products that will enhance our position in our future markets.

   We intend to significantly expand our research and development team in the near future. For example, in July 2000, we opened research and development centers in San Diego, California and Netanya, Israel. As of December 31, 2000, we employed 38 people in our research and development organization. Our research and development team is comprised of hardware and software design engineers with expertise in the design and application of computer and communications systems and devices, semiconductor devices, embedded software, software drivers and software applications. Our research and development expenses were approximately $4.9 million in the year ended December 31, 2000, $3.5 million in the year ended December 31, 1999, and $2.6 million in the year ended December 31, 1998.

   As part of our research and development activities, we are engaged in formal and informal relationships with our customers worldwide as well as special interest groups for emerging communications standards. For example, during 2000, we participated in four USB and three Bluetooth compliance workshops, two USB 2.0, four Bluetooth and two 1394 developers conferences, two Intel Developer Forums, the Microsoft Windows Hardware Engineering Conference and the Applied Computing Conference.

Technology

   We believe that we have a competitive advantage as a result of our knowledge and expertise covering multiple communications standards, computer and software architecture and advanced ASIC and programmable logic design. This expertise is enhanced by our advanced design tools and collaboration among our various design teams. The following is a summary of our technology position.

   Vertically Integrated Technology. We have a broad, vertically integrated technology base that includes the knowledge and expertise to:

  .  design advanced ASICs;

  . use programmable logic in the form of microcontrollers and programmable logic devices, or PLDs, in real-time, embedded applications;

  .  design electronic circuit boards and systems; and

  . design and develop embedded software, software drivers and software applications.

   This technology base, coupled with the specific experience gained by designing previous generations of our products, enables us to provide reliable, easy to use and cost-effective products.

   Expertise in Multiple Standards. We have expertise in several communications standards including USB, USB 2.0, 1394, Bluetooth wireless technology, Infiniband and Ethernet and intend to extend our technology base to support additional emerging standards. We believe that our broad technology base allows us to quickly apply the expertise and technology incorporated in our existing product lines to new standards and products.

   Computer Architecture and Software. We have expertise in computer architecture and software, including all forms of internal and external device connectivity. Our products have a large software content at various levels, from embedded software to software drivers to software applications, and for different devices, computers and operating systems, such as DOS, Windows, Linux and Unix. Our computer architecture and software expertise allow us to bring easy to use, reliable and flexible products to market rapidly.

   Semiconductor and Programmable Logic Design. Our ability to integrate a complex design into an ASIC results in a product that we believe offers higher performance at lower power levels and lower cost than those products otherwise commercially available. The combination of programmable logic design techniques and non-volatile, or flash, memory adds flexibility and reliability to our products and allows us to add new features and capabilities to our products.

   Core Technology for Verification Systems. Our most recent verification systems are based on a common core of software and hardware technology. This technology simplifies and accelerates our development of verification systems for emerging communications standards, thereby reducing our time to market and allowing us to remain an early market mover.

Manufacturing

   We use outside contract manufacturing services for printed circuit board fabrication, assembly and testing. We outsource the manufacture of our lower volume, higher margin products to several facilities located in the Silicon Valley area. We conduct final assembly, testing and quality assurance at our facility in Santa Clara, California. We outsource the turnkey manufacturing and assembly of our higher volume, lower margin products to several facilities located in Asia. This approach enables us to focus on our design strengths, reduce fixed costs and capital expenditures, and provide flexibility in meeting market demand. We do not have long-term contracts with any of our contract manufacturers. We design and develop a number of the key components of our products, including our ASIC, printed circuit boards and mechanical packaging. We also use inspection, testing and statistical process controls to assure product quality and reliability.

   Although we use standard parts and components for our products where possible, we currently purchase a few key components used in the manufacture of our products from single or limited sources. Our principal single source component suppliers include Altera, LSI Logic and Intel. Currently, purchase commitments with our single or limited source suppliers are on a purchase order basis. Any interruption or delay in the supply of any of these components, or the inability to procure these components from alternate sources at acceptable prices and within a reasonable time, would substantially harm our business. In addition, qualifying additional suppliers could be time-consuming and expensive and might increase the likelihood of errors.

Competition

   Our markets are highly competitive, and we expect competition to intensify in the future. We believe that the principal factors of competition are:

  .  ease of product use;

  .  speed and accuracy of products;

  .  flexibility and programmability of products;

  .  upgradability of products;

  .  local support and service for products;

  .  time to market with new products; and

  .  breadth of product offerings.

   We believe that we compete favorably with respect to each of these factors and have gained significant market share in some of our target markets as a result. We believe our success has been driven by our vertically integrated technology, ability to generate customer loyalty and ability to anticipate market trends.

   The markets for advanced verification and connectivity products for emerging communications standards are highly competitive. We compete with multiple companies in various markets including 3A International in the markets for products that address the 1394 standard. In addition to these competitors, we may also face competition from other companies with new technologies or products based on emerging communications standards or large companies that may enter our target markets. Any of these or other potential competitors, as well as our existing competitors, may develop or acquire technologies that address our target markets more effectively and at a lower cost. In addition, these competitors may enter into strategic alliances or business combinations that increase their ability to innovate and address our markets.

Intellectual Property

   We rely on a combination of copyright, trademark and trade secret laws to protect our intellectual property. In addition, we have three patents pending. However, we believe that factors such as the creativity and technological skills of our personnel, new product developments, frequent product enhancements, reliable customer service and product maintenance are more essential to establishing and maintaining a technology leadership position. Many of our products contain elements that we consider proprietary, including the CATC Trace in our development products and the embedded software and software drivers in our connectivity products. We cannot provide any assurance that other companies will not develop technologies that are similar or superior to our technology. Despite our efforts to protect our intellectual property rights, existing laws and our contractual arrangements provide only limited protection. Unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Monitoring unauthorized use of our products is difficult, and we cannot be certain that the steps we have taken will prevent unauthorized use of our intellectual property, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. Expensive litigation may be necessary in the future to enforce our intellectual property rights. Our failure to enforce and protect our intellectual property rights or any adverse change in the laws protecting intellectual property rights could harm our business.

   We expect that we will be subject to infringement claims as the number of products and competitors in our markets grows and the functionality of products further overlaps. From time to time, we may receive letters from third parties, including some of our competitors, alleging that our products infringe these parties' patent or other intellectual property rights. To date, we have not received any letters of this nature. If any claims cannot be resolved through a license or similar arrangement, we could become a party to litigation. The results of any litigation are inherently uncertain. In the event of an adverse result in any litigation with third parties that could arise in the future, we could be required to pay substantial damages, including treble damages if we are held to have willfully infringed, to cease the manufacture, use and sale of infringing products, to expend significant resources to develop noninfringing technology, or to obtain licenses to the infringing technology. In addition, lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and would divert management time and attention from our business.

   We may become involved in legal proceedings against other parties, which may also cause other parties to assert claims against us. We report material pending legal proceedings, if any, under the separate caption "Item 3. Legal Proceedings" elsewhere in this report.

Employees

   As of December 31, 2000, we had 72 employees. Of these individuals, 10 were in sales and marketing, 38 were in research and development, 15 were in operations and 9 were in finance and administration. Our employees are not represented by any collective bargaining unit, and we believe our relations with our employees are satisfactory.

Our Executive Officers

   The following table sets forth, as of March 1, 2001, certain information regarding our executive officers:

             Name           Age                           Position
             ----           ---                           --------
   Dan Wilnai .............  59 President, Chief Executive Officer and Chairman of the Board
                                 of Directors

   Peretz Tzarnotzky.......  53 Vice President, Chief Technology Officer and Director

   Dennis Evans............  49 Vice President, Chief Financial Officer and Secretary

   Albert Lee..............  58 Vice President, Operations

   Joseph Mendolia.........  48 Vice President, Sales and Marketing

   Srikumar Chandran.......  51 Vice President, Engineering

   Dan Wilnai, one of our co-founders, has served as our President, Chief Executive Officer and Chairman of the Board of Directors since our incorporation in February 1992 as well as our Secretary from our incorporation in February 1992 until August 2000. Prior to founding our company, from February 1985 to February 1992, Mr. Wilnai served as President of Summit Microsystems, a company that focused on the FDDI fiber optic local area network standard. From September 1974 to February 1985, Mr. Wilnai served as a program manager for Fairchild Camera & Instrument Corporation, a developer of high performance microprocessors and board-level products for military and commercial real-time applications. Mr. Wilnai holds a B.S. in Electrical Engineering from the Technion-Israel Institute of Technology.

   Peretz Tzarnotzky, one of our co-founders, has served as a member of our Board of Directors since our incorporation in February 1992 and our Vice President, Chief Technology Officer since July 2000. Mr. Tzarnotzky also served as our Vice President, Engineering from our incorporation in February 1992 to June 2000. Prior to founding our company, from November 1989 to July 1991, Mr. Tzarnotzky served as a systems engineering group manager at Cadence Design Systems, a developer of design automation products. Mr. Tzarnotzky holds a B.S.C. in Electrical Engineering from Ben-Gurion University of the Negev in Israel.

   Dennis Evans has served as our Vice President, Chief Financial Officer since May 2000 and our Secretary since August 2000. Prior to joining our company, from March 1997 to May 2000, Mr. Evans served as Vice President, Chief Financial Officer and Secretary of Whisper Communications, Inc., a designer and manufacturer of wireless telemetry systems. From February 1996 to March 1997, Mr. Evans served as the corporate controller of Sherpa Corporation, a developer and distributor of product data management software systems. From September 1993 to December 1995, Mr. Evans was assistant division manager at Space Applications Corporation. Mr. Evans holds a B.S. in Business Administration from California State University, Long Beach.

   Albert Lee has served as our Vice President, Operations since December 1997. Prior to joining our company, from July 1995 to June 1997, Mr. Lee served as Vice President of Operations with Hine Design, Inc., a designer and manufacturer of robotics systems for the semiconductor equipment industry. From February 1991 to July 1995, Mr. Lee served as the Vice President of Operations at Advanced Molecular Systems, a designer and manufacturer of automated capillary electrophoresis systems. Mr. Lee holds a B.S. in Business Administration from the University of San Francisco.

   Joseph Mendolia has served as our as Vice President, Sales and Marketing since April 1999. Prior to joining our company, from May 1994 to April 1999, Mr. Mendolia served as Vice President of Sales and Marketing with SciNet, Inc., a designer, manufacturer and distributor of storage networking systems. From March 1992 to May 1994, Mr. Mendolia served as the North American sales manager for Adaptec, Inc., a designer and manufacturer of hardware and software products that enable data to be transferred from a computer to a peripheral or network device. Mr. Mendolia holds a B.S. in Computer Science and Mathematics from Pepperdine University.

   Srikumar Chandran has served as our Vice President, Engineering since June 2000. From February 1998 to June 2000, Mr. Chandran served as our Director of Engineering. Prior to joining our company, from July 1997 to February 1998, Mr. Chandran served as Director of Storage Systems Architecture with Storage Dimensions, a designer, manufacturer and distributor of high performance, high capacity data storage and back-up systems. From 1981 to July 1997, Mr. Chandran served in several capacities at Tandem Computers, a designer, manufacturer and distributor of enterprise servers, including, most recently, as section head of ServerNet Adapters and related firmware. Mr. Chandran holds a B.E. in Electrical Engineering from the University of Madras in India, an M.Tech in Control Systems from the Indian Institute of Technology in India and a M.S. in Computer Engineering from Oregon State University.

Item 2. Properties

   Our principal executive and administrative offices are located in a leased facility consisting of approximately 14,000 square feet of office space in Santa Clara, California. This lease expires in January 2002, and we have an option to renew the lease for an additional five-year period. In September 2000, we opened new facilities in Netanya, Israel, with approximately 3,500 square feet and in San Diego, California, with approximately 3,000 square feet. We believe that our existing facilities are adequate to meet our current and projected needs, or that suitable additional or substitute space will be available as needed.

   Commercial building vacancy rates are very low in the market where we have our principal place of business. Competition for present and future available commercial space is intense, resulting in upward pressure on lease rates and less desirable terms to tenants. As a result, we could experience difficulty in obtaining additional space for expansion, or in obtaining such space on favorable terms. Failure to obtain space or to obtain it on reasonably attractive commercial terms may inhibit our ability to grow, or otherwise adversely effect our operations and financial results.

Item 3. Legal Proceedings

   On December 29, 2000, we filed in the United States District Court for the Northern District of California a complaint against Catalyst Enterprises, Inc., alleging trade dress infringement, copyright infringement, and unfair competition, and seeking damages and injunctive relief. We believe that the interface design that Catalyst uses in one of its new products infringes our CATC Trace trade dress and our copyright interests in the CATC Trace and that use of this design is unlawful and constitutes unfair competition. On March 9, 2001, we served the complaint on Catalyst. During negotiations before the complaint was served, Catalyst indicated to us that it may assert claims against us alleging trademark infringement and unfair competition and seeking recovery of damages and attorneys' fees. We cannot predict the outcome of this matter at this time.

Item 4. Submission of Matters to a Vote of Security Holders

   On October 25, 2000, and prior to completion of our initial public offering, the holders of our outstanding capital stock, acting by written consent, ratified the reincorporation of our company in the State of Delaware by creating a wholly owned subsidiary under the laws of the State of Delaware to acquire all of the assets and assume all of the liabilities of our predecessor corporation pursuant to a statutory merger. The votes cast were as follows (there were no broker non-votes): 13,840,705, for; none against; 964,201 abstaining.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

 (a) Market Information

   Our common stock is traded publicly on the Nasdaq National Market under the symbol "CATZ." Our stock began trading when we commenced our initial public offering on November 10, 2000. The following table lists the high and low sales prices of our common stock for the period from our initial public offering to December 31, 2000.

                                                                     High   Low
                                                                    ------ -----
     November 10, 2000 through December 31, 2000................... $17.25 $7.00

   At March 1, 2001, the approximate number of common stockholders of record was 51.

   We have never paid any cash dividends on our capital stock and do not expect to pay any such dividends in the foreseeable future.

 (b) Recent Sales of Unregistered Securities

   From January 2000 through November 9, 2000, we granted stock options to acquire an aggregate of 1,230,125 shares of our common stock at prices ranging from $0.60 to $12.00 per share to employees and directors pursuant to our stock plans, and we issued 624,726 shares of our common stock to employees and directors pursuant to the exercise of stock options. In addition, in October 2000, we issued 12,500 shares of our common stock to a former member of our board of directors. These transactions were not registered under the Securities Act of 1933, as amended. We believe that each transaction was exempt from the registration requirements of the Securities Act by virtue of
Section 4(2) thereof, Regulation D promulgated thereunder or Rule 701 pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701.

 (c) Report of Offering Securities and Use of Proceeds therefrom

   On November 10, 2000, we commenced our initial public offering of our common stock. The managing underwriters in our initial public offering were Robertson Stephens Inc., CIBC World Markets Corp., SG Cowen Securities Corporation and Needham & Company, Inc. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, pursuant to a Registration Statement on Form S-1 (Reg. No. 333-43866) that was declared effective by the Securities and Exchange Commission on November 9, 2000. An aggregate of 4,025,000 shares were registered under the registration statement, including 525,000 shares subject to an over-allotment option. Of the 4,025,000 shares of common stock registered under the registration statement, an aggregate of 3,575,000 were sold, including 75,000 shares upon partial exercise of the over-allotment option, at a price to the public of $12.00 per share. The aggregate offering amount registered was $48,300,000. The aggregate proceeds received by our company, before deducting underwriting discounts and commissions and expenses, was $42,900,000. In connection with the offering, we paid an aggregate of $3,003,000 in underwriting discounts and commissions to the underwriters. We also paid an aggregate of $1,646,000 in offering expenses to a number of parties, including our attorneys, accountants, the financial printer responsible for printing and electronically filing the registration statement and the prospectus, the Commission, the National Association of Securities Dealers, Inc. and NASD Regulation, Inc. All amounts shown are approximations except for the registration fees of the SEC and the National Association of Securities Dealers, Inc.

   After deducting the underwriting discounts and commissions and the offering expenses described above, we received net proceeds from the offering of approximately $38.3 million. As of December 31, 2000, we had invested the net proceeds from the offering in short-term investments, primarily money market funds. We expect to use the proceeds for general corporate purposes, including working capital and product development. A portion of the net proceeds may also be used to acquire or invest in complementary business or products or to obtain the right to use complementary technologies. We have no agreements or commitments with respect to any such acquisition or investments, and we are not currently engaged in any material negotiations with respect to any such transaction. None of the net proceeds from the offering were paid directly or indirectly to any of our directors, officers or general partners or their associates, persons owning 10% or more of any class of equity securities, or affiliates.

Item 6. Selected Financial Data

   The following selected financial data is qualified by reference to and should be read in conjunction with "Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the accompanying notes thereto included elsewhere in this report.

                                                Years Ended December 31,
                                          ------------------------------------
                                           1996   1997   1998   1999    2000
                                          ------ ------ ------ ------- -------
                                            (in thousands, except per share
                                                         data)
Consolidated Statement of Income Data:
Revenue.................................. $2,258 $4,169 $6,771 $12,506 $21,549
Cost of revenue..........................    395    764  1,437   3,136   5,190
                                          ------ ------ ------ ------- -------
Gross profit.............................  1,863  3,405  5,334   9,370  16,359
                                          ------ ------ ------ ------- -------
Operating expenses:
  Research and development...............    782  1,210  2,572   3,538   4,903
  Sales and marketing....................    289    431    800   1,194   2,164
  General and administrative.............    152    340    345     434   1,507
  Amortization of deferred stock-based
   compensation..........................    --     --     452   1,320   3,823
                                          ------ ------ ------ ------- -------
    Total operating expenses.............  1,223  1,981  4,169   6,486  12,397
                                          ------ ------ ------ ------- -------
Income from operations...................    640  1,424  1,165   2,884   3,962
Interest income..........................     18     56     80     138     719
                                          ------ ------ ------ ------- -------
Income before provision for income
 taxes...................................    658  1,480  1,245   3,022   4,681
Provision for income taxes...............     20    556    708   1,760   3,468
                                          ------ ------ ------ ------- -------
Net income............................... $  638 $  924 $  537 $ 1,262 $ 1,213
                                          ====== ====== ====== ======= =======
Net income per share:
  Basic.................................. $ 0.04 $ 0.06 $ 0.04 $  0.09 $  0.08
                                          ====== ====== ====== ======= =======
  Diluted................................ $ 0.04 $ 0.06 $ 0.04 $  0.08 $  0.07
                                          ====== ====== ====== ======= =======
Weighted average shares outstanding
  Basic.................................. 14,286 14,286 14,286  14,286  15,181
                                          ====== ====== ====== ======= =======
  Diluted................................ 14,379 14,507 15,079  15,084  16,392
                                          ====== ====== ====== ======= =======
Net income, excluding amortization of
 deferred stock-based compensation....... $  638 $  924 $1,231 $ 2,825 $ 5,496
                                          ====== ====== ====== ======= =======
Net income per share, excluding
 amortization of deferred stock based
 compensation:
  Basic.................................. $ 0.04 $ 0.06 $ 0.09 $  0.20 $  0.36
                                          ====== ====== ====== ======= =======
  Diluted................................ $ 0.04 $ 0.06 $ 0.08 $  0.19 $  0.34
                                          ====== ====== ====== ======= =======

                                                      December 31,
                                          ------------------------------------
                                           1996   1997   1998   1999    2000
                                          ------ ------ ------ ------- -------
                                                     (in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term
 investments............................. $  480 $1,816 $2,215 $ 4,195 $47,696
Working capital..........................    981  1,883  3,005   5,773  49,142
Total assets.............................  1,268  2,727  3,926   7,654  53,892
Total debt...............................    --     --     --      --      --
Total stockholders' equity...............  1,047  1,971  3,202   6,027  50,157

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following "Management's Report and Analysis of Financial Condition and Results of Operations" should be read in conjunction with "Selected Consolidated Financial Data" and our consolidated financial statements and accompanying notes. Statements below which are not historical facts are forward-looking statements within the meaning of the federal securities laws. These statements may contain words such as "expects," "anticipates," "intends," "plans," "believes", "estimates," or other wording indicating future results. Forward-looking statements are subject to risks and uncertainties. Actual results may differ materially from the results discussed in forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those discussed under "Risks Related to Our Business" following Item 7A below, and elsewhere in this report. We undertake no obligation to revise or update any forward-looking statements to reflect any event or circumstance that may arise after the date of this report.

Overview

   We are a provider of advanced verification systems and connectivity products for existing and emerging digital communications standards such as USB, 1394, Bluetooth wireless technology, InfiniBand and Ethernet. Our products are used by semiconductor, device, system and software companies at each phase of their products' lifecycles from development through production and market deployment. Our verification systems consist of development and production products that accurately monitor communications traffic and diagnose operational problems to ensure that products comply with standards and operate with other devices as well as to assist system manufacturers in downloading software onto new computers. Our connectivity products enable reliable, uninterrupted service for broadband Internet access. We currently outsource most of the manufacturing of our verification systems and connectivity products so that we may concentrate our resources on the design, development and marketing of our existing and new products.

   We were formed in February 1992 and offered our first verification system and our first connectivity product in 1996. Our product offerings have expanded to include a range of analyzers, testers and connectivity products, including FireInspector, our 1394 bus and protocol analyzer; NetMate Plus, a USB connectivity product; UPT, a USB production product; Advisor, our fourth generation USB bus and protocol analyzer; and Merlin, a Bluetooth wireless protocol analyzer.

   We report our revenue and gross profit in three business segments: development, production and connectivity products. In the year ended December 31, 2000, our revenue from our development products was $13.2 million, from production products was $4.2 million and from connectivity products was $4.2 million. Historically, we have generated a majority of our revenue across all segments from products for the USB standard. Revenue from our USB products accounted for approximately 77.5% of our revenue in the year ended December 31, 2000, of which 11.0% was from our USB 2.0 products.

   We sell our products on a purchase order basis. We have adopted Statement of Position, or SOP, 97-2, Software Revenue Recognition. Under SOP 97-2, we recognize revenue to resellers and end users upon shipment provided that there is persuasive evidence of an arrangement, the product has been delivered, the fee is fixed and determinable and collection of the resulting receivable is reasonably assured. When we have shipped products but some elements essential to the functionality of the products have not been completed, revenue and associated cost of revenue are deferred until all remaining elements have been delivered. As a result, our revenue trends are dependent on the timing of delivery of these essential elements. Our products are typically sold with a one year parts and labor repair warranty. Provisions for warranty costs are recorded at the time products are shipped. Product returns to date have not been significant.

   We sell our products to technology, infrastructure and application companies through our direct sales force and indirectly through our distributors and resellers. Historically, a significant portion of our revenue has been derived from customers outside of the United States. In the year ended December 31, 2000, approximately 40.4% of our revenue was derived from international customers, of which 19.2% was derived from customers based in

Japan, 8.1% was derived from customers based in other parts of Asia, and 12.7% was derived from customers based in Europe. All of our revenue and accounts receivable are denominated in U.S. dollars. Although seasonality affects many of our target markets, to date our revenues and financial condition have not been materially impacted by seasonality.

   Competition, the development of emerging communications standards and technological change have influenced and are likely to continue to influence our quarterly and annual revenue and results of operations. Our product development and marketing strategies are focused on working closely with the promoter companies and communications standards groups to gain early access to new communications standards and technologies. We have invested significantly in the research and development and marketing of our products for emerging communications standards, often before these standards have gained widespread industry acceptance and in advance of generating substantial revenue related to these investments. Additionally, the rate and timing of customer orders may vary significantly from month to month. Accordingly, if sales of our products do not occur when we expect and we are unable to predict or adjust our estimates on a timely basis, our expenses may increase as a percentage of revenue.

   We expect that our planned new product releases and the industry's adoption of new technologies should enable us to grow our revenue for 2001, although the overall economic environment continues to create uncertainties for us and our customers. Recently, we began to experience some weakness in our business as a result of slowing growth in the global economy and delays in customer orders related to industry-wide shortages of USB 2.0 and Bluetooth components and software. Our near term financial results may also be affected by our decision to accelerate sales, marketing and research and development spending in the first quarter of 2001. See "Risks Related to Our Business" following
Item 7A in this report.

Results of Operations

   The following table presents selected consolidated financial data for the periods indicated as a percentage of revenue:

                                                              Years Ended
                                                             December 31,
                                                           -------------------
                                                           1998   1999   2000
                                                           -----  -----  -----
   Consolidated Statement of Income Data:
   Revenue................................................ 100.0% 100.0% 100.0%
   Cost of Revenue........................................  21.2   25.1   24.1
                                                           -----  -----  -----
       Gross profit.......................................  78.8   74.9   75.9
                                                           -----  -----  -----
   Operating expenses:
     Research and development.............................  38.0   28.3   22.8
     Sales and marketing..................................  11.8    9.5   10.0
     General and administrative...........................   5.1    3.5    7.0
     Amortization of deferred stock-based  compensation...   6.7   10.5   17.7
                                                           -----  -----  -----
       Total operating expenses...........................  61.6   51.8   57.5
                                                           -----  -----  -----
   Income from operations.................................  17.2   23.1   18.4
   Interest income........................................   1.2    1.1    3.3
                                                           -----  -----  -----
   Income before provision for income taxes...............  18.4   24.2   21.7
   Provision for income taxes.............................  10.5   14.1   16.1
                                                           -----  -----  -----
   Net income.............................................   7.9%  10.1%   5.6%
                                                           =====  =====  =====

Results of Operations in the Year Ended December 31, 2000, 1999, and 1998

   Revenue. Our revenue was $21.5 million in the year ended December 31, 2000, $12.5 million in the year ended December 31, 1999, and $6.8 million in the year ended December 31, 1998. These amounts represent an increase of 72.3% from 1999 to 2000 and 84.7% from 1998 to 1999. The increase in revenue from 1999 to 2000 was due primarily to sales of our new products, including our Merlin Bluetooth Analyzer and our Advisor USB 2.0 Analyzer, which represented $5.6 million, and continued sales of our Chief Analyzer and our NetMate, with increases from 1999 representing $4.8 million. The increase from 1998 to 1999 was due to increases in unit volume shipments to existing customers, expansion of our customer base and growth in our connectivity product segment. Revenue from international customers represented 40.4% of our revenue in the year ended December 31, 2000, 42.4% of our revenue in the year ended December 31, 1999, and 42.7% of our revenue in the year ended December 31, 1998. Revenue from international customers decreased as a percentage of revenue from 1998 to 2000 as domestic revenue grew at a faster rate than revenue from international customers.

   Cost of Revenue and Gross Profit. Our gross profit was $16.4 million in the year ended December 31, 2000, $9.4 million in the year ended December 31, 1999, and $5.3 million in the year ended December 31, 1998. These amounts represent increases of 74.6% from 1999 to 2000, and 75.7% from 1998 to 1999. The dollar increases were the result of increased unit sales from year to year. Our gross margin was 75.9% in the year ended December 31, 2000, 74.9% in the year ended December 31, 1999, and 78.8% in the year ended December 31, 1998. The increase in gross margin from 1999 to 2000 was due primarily to the change in our revenue by business segment, with our higher margin business segment, development products, increasing by 11.6% partially offset by our lower margin business segment, connectivity products, which increased by 5.8%. The decrease in gross profit from 1998 to 1999 was due to a shift in our product mix to lower margin connectivity products as well as pricing discounts given on volume purchase orders. Excluding amortization of deferred stock-based compensation, our gross margin would have been 78.1% for the year ended December 31, 2000, 76.9% for the year ended December 31, 1999, and 82.4% for the year ended December 31, 1998.

   Research and Development. Our research and development expenses were $4.9 million in the year ended December 31, 2000, $3.5 million in the year ended December 31, 1999, and $2.6 million in the year ended December 31,1998. These amounts represent increases of 38.6% from 1999 to 2000, and 37.6% from 1998 to 1999. Research and development expenses represented 22.8% of revenue in the year ended December 31, 2000, 28.3% of revenue in the year ended December 31, 1999, and 38.0% of revenue in the year ended December 31, 1998. The dollar increase in 2000 was primarily due to an increase in personnel and related costs of $992,000 and an increase in outside services and supplies cost of $143,000. The decrease as a percentage of revenue in 2000 was due to revenue growth of approximately 72.3% over the same period. The dollar increase in 1999 was primarily due to an increase in personnel related costs of $777,000. The decrease as a percentage of revenue in 1999 was due to revenue growth of approximately 84.7% over the same period.

   Sales and Marketing. Our sales and marketing expenses were $2.2 million in the year ended December 31, 2000, $1.2 million in the year ended December 31, 1999, and $800,000 in the year ended December 31, 1998. These amounts represent increases of 81.2% from 1999 to 2000, and 49.3% from 1998 to 1999. Sales and marketing expenses represented 10.0% of the revenue for the year ended December 31, 2000, 9.5% of revenue in the year ended December 31, 1999, and 11.8% of revenue in the year ended December 31, 1998. The dollar increases were primarily due to increases in personnel and related expenses of $545,000 and increases in marketing programs of $266,000 in the year ended December 31, 2000. The increase as a percentage of revenue in 2000 was primarily due to increases in personnel and marketing programs from 1999 to 2000. The dollar increase in 1999 was primarily due to increases in personnel and related expenses of $307,000. The decrease as a percentage of revenue in 1999 was due to revenue growth of 84.7% from 1998 to 1999.

   General and Administrative. Our general and administrative expenses were $1.5 million in the year ended December 31, 2000, $434,000 in the year ended December 31, 1999, and $345,000 in the year ended December 31, 1998. These amounts represent increases of 247.2% from 1999 to 2000, and 25.8% from 1998 to

1999. General and administrative expenses represented 7.0% of revenue in the year ended December 31, 2000, 3.5% of revenue in the year ended December 31, 1999, and 5.1% of revenue in the year ended December 31, 1998. The dollar increase in 2000 was primarily due to the addition of management and administrative personnel and related expenses of $509,000 and the increase in professional services expense of $400,000. The increase as a percentage of revenue from 1999 to 2000 was primarily due to an increase in personnel and professional services required to support our company. The dollar increase in 1999 was primarily due to the addition of management and administrative personnel and related expenses of $58,000. The decrease as a percentage of revenue from 1998 to 1999 was due to revenue growth of approximately 84.7% from 1998 to 1999.

   Amortization of Deferred Stock-based Compensation. Amortization of deferred stock-based compensation was $4.3 million in the year ended December 31, 2000, of which $460,000 was included in cost of revenue during that period. Amortization of deferred stock-based compensation was $1.6 million in the year ended December 31, 1999, of which $243,000 was included in cost of revenue during that period. Amortization of deferred stock-based compensation was $694,000 in the year ended December 31, 1998, of which $242,000 was included in cost of revenue during that period.

   Interest Income. Interest income was $719,000 in the year ended December 31, 2000, $138,000 in the year ended December 31, 1999, and $80,000 in the year ended December 31, 1998. These increases resulted from additional excess cash balances, the proceeds from our initial public offering in November 2000, and investment of excess cash balances at higher interest rates.

   Provision for Income Taxes. Provision for income taxes was $3.5 million in the year ended December 31, 2000, $1.8 million in the year ended December 31, 1999, and $708,000 in the year ended December 31, 1998. These amounts represent increases of 97.0% from 1999 to 2000, and 148.6% from 1998 to 1999. Our effective tax rate increased from 58.2% in 1999 to 74.1% in 2000, and 56.9% in 1998 to 58.2% in 1999 due to an increase in our income before provision for income taxes and before amortization of deferred stock-based compensation. Our effective tax rate after excluding the effect of amortization of stock-based compensation was 38.7% in the year ended December 31, 2000, 38.4% in the year ended December 31, 1999, and 36.5% in the year ended December 31, 1998.

   Net Income. Our net income was $1.2 million in the year ended December 31, 2000, $1.3 million in the year ended December 31, 1999, and $537,000 in the year ended December 31, 1998. Net income represented 5.6% of revenue in the year ended December 31, 2000, 10.1% of revenue in the year ended December 31, 1999, and 7.9% of revenue in the year ended December 31, 1998. The decrease in net income from 1999 to 2000 was primarily the result of an increase in the amortization of deferred stock-based compensation. Net income before the effect of the amortization of deferred stock-based compensation was $5.5 million in the year ended December 31, 2000 and $2.8 million in the year ended December 31, 1999, an increase of 94.5%.

Liquidity and Capital Resources

   Our operating cash flow requirements have generally increased reflecting the expanding scope and level of our activities. Since our inception, we have financed our operations primarily through cash flows from operating activities.

   In the year ended December 31, 2000, cash provided by operating activities of $5.9 million primarily consisted of net income of $1.2 million, amortization of deferred stock-based compensation of $4.3 million, an increase in accrued expenses of $1.9 million, issuance of common stock for services of $150,000, an increase in accounts payables of $173,000, and depreciation expense of $163,000, offset by an increase in accounts receivable of $1.0 million, an increase in deferred tax assets of $140,000, and an increase in other assets of $822,000. The increases in accrued expenses primarily related to increased income tax accruals of $1.3 million and increased accrued expenses from operations of $625,000. Cash used in investing activities was $1.2 million, primarily related to purchases of short-term investments of $285,000 and capital expenditures of $740,000. Cash provided by financing activities of $38.5 million related to $38.3 million in net proceeds from the issuance of common stock in conjunction with our initial public offering and $234,000 received from the exercise of stock options.

   In 1999, cash provided by operating activities of $2.2 million primarily consisted of net income of $1.3 million and amortization of deferred stock-based compensation of $1.6 million, offset by an increase in accounts receivable of $1.2 million. Cash used in investing activities of $173,000 related to capital expenditures.

   In 1998, cash provided by operating activities of $552,000 primarily consisted of net income of $537,000 and amortization of deferred stock-based compensation of $694,000, offset by an increase in accounts receivable of $581,000. Cash used in investing activities of $153,000 related to capital expenditures.

   As of December 31, 2000, we had cash, cash equivalents and short-term investments of $47.7 million, working capital of $49.1 million and no debt. At that date, we had no capital lease obligations, and we had future minimum lease payments under our operating leases of approximately $800,000.

   We believe that the net proceeds from our initial public offering in November 2000, together with funds generated from operations, will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. Thereafter, we may find it necessary to obtain additional equity or debt financing. If we are required to raise additional funds, we may not be able to do so on acceptable terms or at all. In addition, if we issue new securities, stockholders might experience dilution or the holders of the new securities might have rights, preferences or privileges senior to those of existing stockholders.

Recent Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities and supercedes and amends a number of existing accounting standards. SFAS No. 133 requires that all derivatives be recognized in the balance sheet at their fair market value and that the corresponding derivative gains or losses be reported either in the statement of income or as a deferred item depending on the type of hedge relationship that exists with respect to these derivatives. In July 1999, the Financial Accounting Standards Board issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133. SFAS No. 137 deferred the effective date until fiscal years commencing after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities--An Amendment of FASB Statement No. 133, which deferred the effective date of SFAS No. 133 until the quarter ending March 31, 2001. Accordingly, we will adopt SFAS No. 133 in the quarter ending March 31, 2001. We have not determined whether the adoption of this pronouncement will have a material impact on our financial condition or results of operations.

   In various areas, including revenue recognition and stock-based compensation, accounting standards and practices continue to evolve. The SEC has recently issued interpretive guidance relating to SAB 101, and the FASB continues to address revenue recognition and other related accounting issues. We believe we comply with all of the rules and related guidance as they currently exist. However, any changes to generally accepted accounting principles in these areas would likely affect our results of operations.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

   The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with an interest rate fixed at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. As of December 31, 2000, all of our investments were in money market funds, certificates of deposit or high quality commercial paper.

                         RISKS RELATED TO OUR BUSINESS

Our future operating results are unpredictable and are likely to fluctuate from quarter to quarter and, if we fail to meet the expectations of securities analysts or investors, our stock price would likely decline significantly.

   Our quarterly and annual operating results have fluctuated in the past and are likely to fluctuate significantly in the future due to a number of factors, some of which are wholly or partially outside of our control. Many of these risks are described in the following risk factors. Accordingly, we believe that period-to-period comparisons of our results of operations are not meaningful and should not be relied upon as indications of future performance. Some of the factors that could cause our quarterly or annual operating results to fluctuate include:

  . the amount and timing of our operating expenses and capital expenditures;

  . changes in the volume of our product sales and pricing concessions on volume sales;

  . the timing, reduction, deferral or cancellation of customer orders or purchases;

  .  seasonality in some of our target markets;

  .  the effectiveness of our product cost reduction efforts;

  .  variability of our customers' product lifecycles;

  .  changes in the average selling prices of our products; and

  . cancellations, changes or delays of deliveries to us by our manufacturers and suppliers.

   If our operating results fall below the expectations of securities analysts or investors, the trading price of our common stock would likely decline significantly.

If we fail to keep up with rapid technological change and evolving industry standards, our products could become less competitive or obsolete.

   The markets for our products are characterized by rapid technological change, frequent new product introductions, changes in customer requirements and evolving industry standards. Our products may cease to be competitive if we fail to introduce new products or product enhancements that address these changes, meet new customer requirements and support new standards. To continue to introduce new products or product enhancements on a timely basis, we must:

  . identify emerging technological trends in our target markets, including new communications standards;

  . accurately define and design new products or product enhancements to meet market needs;

  . develop or license the underlying core technologies necessary to create new products and product enhancements; and

  . respond effectively to technological changes and product introductions by others.

   If we are unable to identify, develop, manufacture, market or support new or enhanced products successfully or on a timely basis, our competitors could gain market share or our new products or product enhancements might not gain market acceptance. Further, we might not be able to respond effectively to product announcements by competitors, technological changes or emerging industry standards.

We depend upon widespread market acceptance of our USB products, and our revenue will decline if the market does not continue to accept these products.

   We currently derive a substantial majority of our revenue from sales of our USB products. Revenue from sales of our USB products accounted for approximately 77.5% of our revenue in the year ended December 31,

2000. We expect that revenue from these products will continue to account for a substantial portion of our revenue for the foreseeable future. If the market does not continue to accept our USB products, our revenue will decline significantly. Factors that may affect the market acceptance of our current USB products include the continued growth of the markets for USB compliant devices as well as the performance and pricing of our USB products and the availability, functionality and price of competing products. Companies must also modify their products to support new versions of USB as they are developed, such as USB 2.0. Many of these factors are beyond our control. In addition, in order to maintain widespread market acceptance, we must continue to differentiate ourselves from the competition through our technical expertise, product offerings and brand name recognition. Failure of our USB products to maintain market acceptance would adversely impact our revenue.

If we devote resources to developing products for communications standards that ultimately are not widely accepted, our business could be harmed.

   We may incur significant expenses and dedicate significant time and resources in developing products for emerging communications standards that may not gain broad acceptance. For example, we spent four years from 1992 to 1995 developing products for the ACCESS.bus technology, a standard designed to connect peripheral devices to computers, which did not gain market acceptance. The failure of a standard for which we devote resources to gain widespread acceptance, or our failure to be first to market with products that address a particular standard, would likely harm our business.

If we fail to maintain and expand our relationships with the core or promoter companies in our target markets, we may have difficulty developing and marketing our products.

   It is important to our success to maintain and expand our relationships with companies that are leaders in developing new communications standards in our target markets. We believe that we need to work closely with these core or promoter companies to gain valuable insights into the market demands for new products, to obtain early access to new communications standards as they are developed and to help us design new products. We will need to maintain our relationships with leading technology and infrastructure companies, as well as expand our relationships with leaders in markets that are new for us. Generally, we do not enter into formal contracts that obligate these companies to work or share their technology with us. Industry leaders could choose to work with other companies as they develop new communications standards in the future. If we fail to maintain and expand our industry relationships, we could lose the opportunity for first-mover advantage with respect to emerging standards and it would be more difficult for us to develop and market products that address these standards.

If our target markets do not accept our products for emerging communications standards, our revenue growth could suffer.

   Our future growth depends upon our ability to sell advanced verification systems and connectivity products for emerging communications standards such as Bluetooth wireless technology. However, our products may not gain widespread acceptance by customers. The success of our products depends upon volume production of computer, communications and consumer electronic products that use a particular standard and the acceptance of these products by customers. The markets for emerging standards products have only recently begun to develop and are rapidly evolving. As a result, it is difficult to predict their potential size or future growth rate. There is significant uncertainty as to whether these markets ultimately will develop at all or, if they do develop, whether they will develop rapidly. If the markets for a particular emerging communications standard fail to develop or develop more slowly than expected, or if our products do not achieve widespread market acceptance by customers in these markets, our business would be significantly harmed.

Delays in the development of new products or product enhancements could harm our operating results and our competitive position.

   The development of new, technologically advanced products is a complex and uncertain process requiring high levels of innovation and highly skilled engineering and development personnel, as well as accurate anticipation of technological and market trends. Although we have not experienced any material product development delays in the past, these types of delays could occur in the future. To the extent that we do not introduce the first product for an emerging standard or customers defer or cancel orders with the expectation of a new product or product enhancement release, our operating results could suffer. Product development delays may result from numerous factors, including:

  .  changing product specifications and customer requirements;

  .  difficulties in hiring and retaining necessary technical personnel;

  . difficulties in allocating engineering resources and overcoming resource limitations;

  .  difficulties with contract manufacturers;

  .  changing market or competitive product requirements; and

  .  unanticipated engineering complexities.

   If we are unable to meet the design and market introduction schedules for our new products or product enhancements, our operating results and competitive position may suffer.

Variations in our revenue may cause fluctuations in our operating results.

   We may experience a delay in generating or recognizing revenue for a number of reasons. Historically, we have had little backlog and our revenue in any quarter has depended upon orders booked and shipped in that quarter. Furthermore, our customers may delay scheduled delivery dates and cancel orders without significant penalty. In addition, even if we ship orders, generally accepted accounting principles may require us to defer recognition of revenue from those orders until a later date. Because we budget our operating expenses on anticipated revenue trends and a high percentage of our expenses is fixed in the short term, any delay in generating forecasted revenue could have a significant negative impact on our operating results.

Shifts in our product mix may result in declines in gross margins.

   Our gross margins vary among our products, with our gross margins generally being higher on our advanced verification systems than on our connectivity products. Our overall gross margins might fluctuate from period to period as a result of shifts in product mix, the channels through which we sell our products, the introduction of new products and product costs.

Decreases in average selling prices of our products may reduce gross margins and revenue.

   The average selling prices of our products may decrease in the future in response to product introductions by us or our competitors, or as a result of other factors, including discounts given on volume purchase orders or pricing pressures. In that event, we would need to continue to develop and introduce on a timely basis new products that incorporate features that can be sold at higher average selling prices. Failure to do so would likely cause our revenue and gross margins to decline.

Continued competition in our markets may lead to a reduction in our prices, revenue and market share.

   The markets for advanced verification and connectivity products for emerging communications standards are highly competitive. We compete with multiple companies in various markets, including 3A International in the markets for products for the 1394 standard. Any of our competitors may develop technologies that address our targeted markets more effectively and at a lower cost. In addition, these competitors may enter into strategic alliances or business combinations that increase their ability to innovate and address our markets.

   We may also face competition from other equipment manufacturers, such as Finisar, National Instruments, Rhode & Schwartz and Tektronix. Many of these companies have substantially greater financial, technical, marketing and distribution resources and brand name recognition than we have. We expect that more companies, including some of our customers, will enter our markets. If these companies develop products that compete with our products or form alliances with or acquire companies offering competing products, even if those products do not have capabilities comparable to our products, they would be significant competitors and their activities could cause us to reduce our prices. Increased competition could result in significant price erosion, reduced revenue, lower margins and loss of market share, any of which would significantly harm our business.

We depend on contract manufacturers for substantially all of our manufacturing requirements and if these manufacturers fail to provide us with adequate supplies of high-quality products, our competitive position, reputation and business could be harmed.

   We currently rely on four contract manufacturers for all of our manufacturing requirements except for the final assembly, testing and quality assurance on our lower volume, higher margin products. We do not have long-term contracts with any of these manufacturers. As a result, our manufacturers could refuse to continue to manufacture all or some of our products that we require or change the terms under which they manufacture our products. We have experienced delays in product shipments from some of our contract manufacturers in the past, which in turn forced us to delay product shipments to our customers. We may in the future experience similar delays or other problems, such as inferior quality and insufficient quantity of products, any of which could significantly harm our business. Our contract manufacturers may not be able to meet our future requirements for timely delivery of products of sufficient quality and quantity. We intend to introduce new products and product enhancements regularly, which will require that we rapidly achieve volume production by coordinating our efforts with those of our suppliers and contract manufacturers. The inability of our contract manufacturers to provide us with adequate supplies of high quality products or the loss of any of our contract manufacturers would cause a delay in our ability to fulfill orders while we obtain a replacement manufacturer.

If we are unable to forecast our supply needs accurately, our costs may increase or we may not be able to ship products in a timely manner.

   We purchase components used in the manufacture of our products from several key sources. We depend on these sources to deliver necessary components in a timely manner based on twelve-month rolling forecasts that we provide. Lead times for materials and components that we order vary significantly and depend on factors such as specific supplier requirements, contract terms and current market demand for particular components. If we overestimate our component requirements, we may develop excess inventory, which would increase our costs. If we underestimate our component requirements, we may not be able to fulfill customer orders.

We depend on sole source suppliers for several key components of our products, and we may lose sales if they fail to meet our needs.

   We obtain some parts, components and packaging used in our products from sole sources of supply. For example, we obtain field programmable gate array integrated circuits from Altera, ASICs from LSI Logic through Wyle Electronics and micro-controllers from Intel. If suppliers are unable to meet our demand for sole source components at reasonable costs and if we are unable to obtain an alternative source or the price for an alternative source is prohibitive, our ability to maintain timely and cost-effective production of our products would be harmed. In addition, because we rely on purchase orders rather than long-term contracts with our suppliers, including our sole source suppliers, we cannot predict with certainty our ability to obtain components in the longer term. If we are unable to obtain components or receive a smaller allocation of components than is necessary to manufacture products in quantities sufficient to meet demand, customers could choose to purchase competing products.

If our distributors and resellers do not actively sell our products, our product sales may decline.

   We sell a substantial portion of our products through distributors and resellers, including Toyo, our distributor in Japan, which accounted for approximately 19.2% of our revenue in the year ended December 31, 2000. Our distributors and resellers generally offer products from multiple manufacturers. Accordingly, there is a risk that these distributors and resellers may give higher priority to selling products from other suppliers and reduce their efforts to sell our products. Our distributors and resellers may not market our products effectively or continue to devote the resources necessary to provide us with effective sales, marketing and technical support. Our distributors and resellers may on occasion build inventories in anticipation of substantial growth in sales and, if growth does not occur as rapidly as anticipated, may decrease the quantity of products ordered from us in subsequent quarters. A slowdown in orders from our distributors could reduce our revenue in any given quarter and give rise to fluctuations in our operating results.

   In addition, our sales to Toyo are made on the basis of purchase orders rather than a long-term commitment. Our sales to our other distributors are made either by purchase orders or under one year agreements. The loss of any one of our major distributors, or the delay of significant orders from these distributors, could result in decreased revenue.

If we are unable to hire and retain additional sales, marketing, engineering and finance personnel, our growth will be impaired.

   To grow our business successfully and maintain a high level of quality, we will need to recruit, retain and motivate additional highly skilled sales, marketing, engineering and finance personnel. If we are not able to hire and retain a sufficient number of qualified employees, our growth will be impaired. In particular, as a company focused on the development of complex products, we will need to hire additional hardware and software developers and engineers and project managers of various experience levels in order to keep pace with technological change and develop products that meet the needs of rapidly evolving markets. Competition for skilled employees, particularly in the San Francisco Bay Area, is intense. We may have even greater difficulty recruiting potential employees after this offering if prospective employees perceive the equity component of our compensation package to be less valuable as a results of market fluctuations in the price of our common stock.

The loss of key management personnel, on whose knowledge, leadership and technical expertise we rely, would harm our ability to execute our business plan.

   Our success depends heavily upon the continued contributions of our key management personnel, whose knowledge, leadership and technical expertise would be difficult to replace. All of our executive officers and key personnel are employees at will. We maintain no key person insurance on any of our personnel. If we were to lose the services of any of our key personnel, our ability to execute our business plan would be harmed. In addition, employees who leave our company may subsequently compete against us.

If we fail to manage our growth effectively, our business could suffer.

   Our ability to offer products and implement our business plan successfully in a rapidly evolving market requires an effective planning and management process. We increased our headcount by 89.5% in the year ended December 31, 2000. This growth may place a significant strain on our management systems, infrastructure and other resources. We expect that we will need to continue to improve our financial and managerial controls, reporting systems and procedures. For example, we intend to migrate our operations to a new enterprise resource planning system that affects almost every facet of our business operations. Typically, these conversions negatively affect a company's near-term ability to conduct business due to problems such as historical data conversion errors, personnel training time associated with the new system, delays in implementation or unforeseen technical problems during conversion. If problems arise during this transition, we could experience delays in or lack of shipping, an inability to support our existing customer base, delays in paying vendors, delays in collecting from customers, an inability to place or receive product orders or other operational problems. If this were to occur, our profitability or financial position could be negatively impacted. If we are not able to manage our growth effectively and efficiently, the quality of our products, our ability to retain key personnel and our operating results could suffer.

Our products may contain defects that cause us to incur significant costs, divert our attention from product development efforts and result in a loss of customers.

   Highly complex products such as our verification systems and connectivity products frequently contain defects when they are first introduced or as new versions are released. Although none of our products has contained any material defects in the past, our products may contain defects of this nature in the future. If any of our products contains defects or have reliability, quality or compatibility problems, our reputation might be damaged and customers might be reluctant to buy our products. As a result, our ability to retain existing customers or attract new customers could be harmed. In addition, these defects could interrupt or delay sales to our customers. We may have to invest significant capital and other resources to alleviate these problems. If any of these problems remains undiscovered until after we have commenced commercial production of a new product, we may be required to incur additional development costs and product recall, repair or replacement costs. These problems may also result in claims against us by our customers or others. In addition, these problems may divert our technical and other resources from other development efforts.

If we are unable to expand our direct sales operations and our distributor and reseller channels or successfully manage our expanded sales organization, our ability to increase our revenue will be harmed.

   Historically, we have relied on a limited direct sales organization, supported by third-party resellers, to sell our products domestically and on third-party distributors to sell our products internationally. We intend to develop and expand our direct sales organization in North America and our indirect distribution channels internationally. We may not be able to expand our direct sales organization successfully, and the cost of any expansion may exceed the revenue generated from expansion. In addition, if we fail to develop relationships with significant distributors or resellers, or if our current distributors or resellers are not successful in their sales or marketing efforts, sales of our products may decrease.

Any acquisitions that we undertake could be difficult to integrate, disrupt our business, dilute stockholder value and harm our operating results.

   We expect to review opportunities to buy other businesses or technologies that would complement our current products, expand the breadth of our markets or enhance our technical capabilities, or that might otherwise offer growth opportunities. While we have no current agreements or negotiations underway, we may buy businesses, product lines or technologies in the future. If we make any future acquisitions, we could issue stock that would dilute the percentage ownership of our existing stockholders, incur substantial debt or assume contingent liabilities. To date, we have not acquired any other business or technologies. Potential acquisitions also involve numerous risks, including:

  . problems in assimilating the purchased operations, technologies or products;

  .  costs or accounting charges associated with the acquisition;

  .  diversion of management's attention from our existing business;

  . adverse effects on existing business relationships with suppliers and customers;

  . risks associated with entering markets in which we have little or no prior experience; and

  .  potential loss of key employees of purchased businesses.

Economic, political and other risks associated with international sales and operations could adversely affect our sales.

   Because we sell our products worldwide, our business is subject to risks associated with doing business internationally. We recognized approximately 40.4% of our revenue from sales to international customers in the year ended December 31, 2000. We anticipate that revenue from international operations will continue to represent a substantial portion of our revenue. In addition, several of our manufacturers' facilities and suppliers are located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including:

  .  changes in foreign currency exchange rates;

  . changes in a specific country's or region's political or economic conditions, particularly in emerging markets;

  .  trade protection measures and import or export licensing requirements;

  .  potentially negative consequences from changes in tax laws;

  .  difficulty in staffing and managing widespread operations;

  .  differing labor regulations;

  .  differing protection of intellectual property; and

  .  unexpected changes in regulatory requirements.

New accounting pronouncements may cause our operating results to fluctuate.

   In various areas, including revenue recognition and stock-based compensation, accounting standards and practices continue to evolve. The SEC recently issued interpretive guidance relating to SAB 101, and the FASB continues to address revenue recognition and other related accounting issues. We believe we comply with all of the rules and related guidance as they currently exist. However, any changes to generally accepted accounting principles in these areas would likely affect our results of operations.

Our headquarters and our contract manufacturers are located in Northern California, Asia and other areas where natural disasters may occur.

   Currently, our corporate headquarters and some of our contract manufacturers are located in Northern California and our other contract manufacturers are located in Asia. Northern California and Asia historically have been vulnerable to natural disasters and other risks, such as earthquakes, fires, floods, power loss and telecommunication failure, which at times have disrupted the local economy and posed physical risks to our and our manufacturers' properties. We also maintain facilities in San Diego, California and Netanya, Israel. We do not have redundant, multiple site capacity in the event of a natural disaster.

Any failure to protect our intellectual property adequately may significantly harm our business.

   To date, we protect our proprietary processes, software, know-how and other intellectual property and related rights through copyrights, trademarks and maintenance of trade secrets, including entering into confidentiality agreements. Our success and ability to compete depend in part on our proprietary technology. We currently do not have any patents. Although we have three patents pending, patents may not issue as a result of these or other patent applications. Any patents that ultimately issue may be successfully challenged by others or invalidated, or may not provide us with a significant competitive advantage. Third parties may breach confidentiality agreements or other protective contracts into which we have entered, and we may not be able to enforce our rights in the event of these breaches. We may be required to spend significant resources to monitor and police our intellectual property rights, including pursuing remedies in court. We may become involved in legal proceedings against other parties, which may also cause other parties to assert claims against us. We report material pending legal proceedings, if any, under the separate caption "Item
3. Legal Proceedings" elsewhere in this report. However, in the future, we may not be able to detect infringement and may lose competitive position in our markets before we do so. In addition, competitors may design around our technologies or develop competing technologies. The laws of other countries in which we market our products might offer little or no effective protection of our proprietary technology. Reverse engineering, unauthorized copying or other misappropriation of our proprietary technology could enable third parties to benefit from our technology without paying us for it, which could significantly harm our business.

Claims that we infringe third-party intellectual property rights could result in significant expenses or restrictions on our ability to sell our products.

   Our industry is characterized by uncertain and conflicting intellectual property claims and frequent intellectual property litigation, especially regarding patent rights. To date, we have not received any letters, and we do not have any other reason to believe, that our products infringe any other party's intellectual property rights. However, we cannot be certain that our products do not and will not infringe issued patents or other intellectual property rights of others. Historically, patent applications in the United States have not been publicly disclosed until the patent is issued, and we may not be aware of filed patent applications that relate to our products or technology. If patents are later issued in connection with these applications, we may be liable for infringement. From time to time, other parties may assert patent, copyright and other intellectual property rights to technologies and in various jurisdictions that are important to our business. Any claims asserting that our products infringe or may infringe proprietary rights of third parties, including claims arising through our contractual indemnification of our customers, regardless of their merit or resolution, would likely be costly and time-consuming, result in costly litigation, divert the efforts of our technical and management personnel, cause product shipment delays or require us to enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on terms acceptable to us, or at all.

Changes in current laws or regulations or the imposition of new laws or regulations could impede the sale of our products.

   In the United States, the entire telecommunications industry and many of our customers and their products are subject to regulations and standards set by the Federal Communications Commission, or FCC. Internationally, many of our customers and their products may also be required to comply with regulations established by local authorities in various countries. We believe that neither our business nor our products is currently subject to regulations or standards set by the FCC or any similar foreign authority. However, our business or products may be deemed by the FCC or any similar foreign authority to be subject to their jurisdiction. New products or lines of business we pursue may also be subject to these types of regulations or standards. In addition, the regulations in force both in the United States and in foreign jurisdictions are constantly changing. As a result, our business or products could become subject to regulations or standards in the future. Failure to comply with regulations established by regulatory authorities or to obtain timely domestic or foreign regulatory approvals or certificates could significantly harm our business.

Item 8. Consolidated Financial Statements and Supplementary Data

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Computer Access Technology Corporation

   In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of stockholders' equity, and of cash flows present fairly, in all material respects, the financial position of Computer Access Technology Corporation at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

San Jose, California
January 26, 2001

                     COMPUTER ACCESS TECHNOLOGY CORPORATION

                          CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)

                                                               December 31,
                                                              ----------------
                                                               1999     2000
                                                              -------  -------

                           ASSETS

Current assets:
  Cash and cash equivalents.................................. $ 4,195  $47,411
  Short-term investments.....................................     --       285
  Trade accounts receivable, net of allowance for doubtful
   accounts of $58 and $90 in 1999 and 2000..................   2,166    2,452
  Related party receivable...................................      95      756
  Inventories................................................     673      799
  Deferred tax assets........................................     250      390
  Other current assets.......................................       2      771
                                                              -------  -------
    Total current assets.....................................   7,381   52,864
Property and equipment, net..................................     255      832
Other assets.................................................      18      196
                                                              -------  -------
                                                               $7,654  $53,892
                                                              =======  =======

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable........................................... $   370  $   543
  Accrued expenses...........................................   1,238    3,179
                                                              -------  -------
    Total current liabilities................................   1,608    3,722
Deferred rent................................................      19       13
                                                              -------  -------
    Total liabilities........................................   1,627    3,735
                                                              -------  -------

Commitments (Note 8)

Stockholders' equity:
  Common Stock, $0.001 par value, 100,000,000 shares
   authorized, 14,285,705 shares issued and outstanding as of
   December 31, 1999 and 18,498,929 shares issued and
   outstanding as of December 31, 2000.......................      14       18
  Additional paid-in capital.................................   5,039   54,029
  Deferred stock-based compensation..........................  (1,776)  (7,853)
  Retained earnings..........................................   2,750    3,963
                                                              -------  -------
    Total stockholders' equity...............................   6,027   50,157
                                                              -------  -------
                                                              $ 7,654  $53,892
                                                              =======  =======

  The accompanying notes are an integral part of these consolidated financial statements.

                     COMPUTER ACCESS TECHNOLOGY CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)

                                                         Year Ended December 31,
                                                         ----------------------
                                                          1998   1999    2000
                                                         ------ ------- -------
Revenue................................................. $6,771 $12,506 $21,549
Cost of revenue (inclusive of amortization of deferred
 stock-based compensation of $242, $243 and $460 in
 1998, 1999, and 2000, respectively)....................  1,437   3,136   5,190
                                                         ------ ------- -------
Gross profit............................................  5,334   9,370  16,359
                                                         ------ ------- -------
Operating expenses:
  Research and development (exclusive of amortization of
   deferred stock-based compensation of $290, $656, and
   $1,926 in 1998, 1999, and 2000, respectively)........  2,572   3,538   4,903
  Sales and marketing (exclusive of amortization of
   deferred stock-based compensation of $162, $643, and
   $1,025 in 1998, 1999, and 2000, respectively)........    800   1,194   2,164
  General and administrative (exclusive of non-cash
   stock-based compensation of none, $21, and $872 in
   1998, 1999, and 2000, respectively)..................    345     434   1,507
  Amortization of deferred stock-based compensation.....    452   1,320   3,823
                                                         ------ ------- -------
    Total operating expenses............................  4,169   6,486  12,397
                                                         ------ ------- -------
Income from operations..................................  1,165   2,884   3,962
Interest income.........................................     80     138     719
                                                         ------ ------- -------
Income before provision for income taxes................  1,245   3,022   4,681
Provision for income taxes..............................    708   1,760   3,468
                                                         ------ ------- -------
Net income.............................................. $  537 $ 1,262 $ 1,213
                                                         ====== ======= =======
Net income per share:
  Basic................................................. $ 0.04 $  0.09 $  0.08
                                                         ====== ======= =======
  Diluted............................................... $ 0.04 $  0.08 $  0.07
                                                         ====== ======= =======
Weighted average shares outstanding:
  Basic................................................. 14,286  14,286  15,181
                                                         ====== ======= =======
  Diluted............................................... 15,079  15,084  16,392
                                                         ====== ======= =======

  The accompanying notes are an integral part of these consolidated financial statements.

                     COMPUTER ACCESS TECHNOLOGY CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       (in thousands, except share data)

                           Common Stock    Additional   Deferred
                         -----------------  Paid-In   Stock-Based  Retained
                           Shares   Amount  Capital   Compensation Earnings  Total
                         ---------- ------ ---------- ------------ -------- -------
Balance as of December
 31, 1997............... 14,285,705  $14    $ 1,006     $    --     $  951  $ 1,971
 Deferred stock-based
  compensation..........        --    --      1,448       (1,448)      --       --
 Amortization of
  deferred stock-based
  compensation..........        --    --        --           694       --       694
 Net income.............        --    --        --           --        537      537
                         ----------  ---    -------     --------    ------  -------
Balance as of December
 31, 1998............... 14,285,705   14      2,454         (754)    1,488    3,202
 Deferred stock-based
  compensation..........        --    --      2,585       (2,585)      --       --
 Amortization of
  deferred stock-based
  compensation..........        --    --        --         1,563       --     1,563
 Net income.............        --    --        --           --      1,262    1,262
                         ----------  ---    -------     --------    ------  -------
Balance as of December
 31, 1999............... 14,285,705   14      5,039       (1,776)    2,750    6,027
 Exercise of common
  stock options.........    625,724    1        233          --        --       234
 Proceeds from issuance
  of common stock, net
  of issuance costs of
  $1,646................  3,575,000    3     38,247          --        --    38,250
 Issuance of common
  stock in exchange for
  services..............     12,500   --        150          --        --       150
 Deferred stock-based
  compensation..........        --    --     10,360      (10,360)      --       --
 Amortization of
  deferred stock-based
  compensation..........        --    --        --         4,283       --     4,283
 Net income.............        --    --        --           --      1,213    1,213
                         ----------  ---    -------     --------    ------  -------
Balance as of December
 31, 2000............... 18,498,929  $18    $54,029     $ (7,853)   $3,963  $50,157
                         ==========  ===    =======     ========    ======  =======


  The accompanying notes are an integral part of these consolidated financial statements.

                     COMPUTER ACCESS TECHNOLOGY CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                       Year Ended December 31,
                                                      ------------------------
                                                       1998    1999     2000
                                                      ------  -------  -------
Cash flows from operating activities:
  Net income......................................... $  537  $ 1,262  $ 1,213
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization.....................     44       88      163
   Provision for doubtful accounts...................    --        18       32
   Amortization of deferred stock-based
    compensation.....................................    694    1,563    4,283
   Loss on disposal of property and equipment........    --         9      --
   Issuance of common stock in exchange for
    services.........................................    --       --       150
   Changes in assets and liabilities:
    Accounts receivable..............................   (581)  (1,150)    (979)
    Inventories......................................   (115)    (300)    (126)
    Deferred tax assets..............................    --      (250)    (140)
    Other assets.....................................      5       10     (822)
    Accounts payable.................................     72      135      173
    Accrued expenses.................................   (104)     749    1,941
    Deferred rent....................................    --        19       (6)
                                                      ------  -------  -------
      Net cash provided by operating activities......    552    2,153    5,882
                                                      ------  -------  -------
Cash flows from investing activities:
  Acquisition of property and equipment..............   (153)    (173)    (740)
  Purchase of short-term investments.................    --       --      (285)
  Other assets.......................................    --       --      (125)
                                                      ------  -------  -------
      Net cash used in investing activities..........   (153)    (173)  (1,150)
                                                      ------  -------  -------
Cash flows from financing activities:
  Proceeds from exercise of stock options............    --       --       234
  Proceeds from issuance of common stock, net of
   issuance costs of $1,646..........................    --       --    38,250
                                                      ------  -------  -------
      Net cash provided by financing activities......    --       --    38,484
                                                      ------  -------  -------
Net increase in cash and cash equivalents............    399    1,980   43,216
Cash and cash equivalents at beginning of period.....  1,816    2,215    4,195
                                                      ------  -------  -------
Cash and cash equivalents at end of period........... $2,215  $ 4,195  $47,411
                                                      ======  =======  =======
Supplemental information:
Cash paid for income taxes........................... $  877  $ 1,063  $ 2,348
                                                      ======  =======  =======

  The accompanying notes are an integral part of these consolidated financial statements.

                    COMPUTER ACCESS TECHNOLOGY CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--THE COMPANY:

   Computer Access Technology Corporation (the "Company") was incorporated in California in February 1992 and reincorporated in Delaware in October 2000. The Company designs, manufactures and markets advanced verification systems and connectivity products for existing and emerging digital communications standards such as Universal Serial Bus, IEEE 1394, Bluetooth wireless technology and Ethernet for semiconductor, device, system and software companies in North America, Europe and Asia.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

 Basis of presentation

   The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany transactions have been eliminated in consolidation.

 Use of estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Cash, cash equivalents and short-term investments

   The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents consist principally of investments in money market funds. The Company accounts for short-term investment in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities." Debt and equity securities are classified as available-for-sale securities and are reported at fair market value with any unrealized holding gains and losses excluded from current earnings and reported in stockholders' equity. As of December 31, 2000, there was no significant difference between the cost of investments and their respective fair market values.

 Revenue recognition

   The Company has adopted Statement of Position ("SOP") 97-2, Software Revenue Recognition. Under SOP 97-2, the Company recognizes revenue to resellers and end-users upon shipment provided that there is persuasive evidence of an arrangement, the product has been delivered, the fee is fixed and determinable, and collection of the resulting receivable is reasonably assured. The Company does not provide resellers or customers price protection, return or exchange rights. When the Company has shipped a product but certain elements essential to the functionality of the product have not been completed, revenue and associated cost of revenue are deferred until the remaining elements have been delivered. Provisions for warranty costs are recorded at the time products are shipped.

 Fair value of financial instruments

   The reported amounts of certain of the Company's financial instruments including cash and cash equivalents, short-term investments, receivables, accounts payable and accrued expenses approximate fair value due to their short maturities.

                    COMPUTER ACCESS TECHNOLOGY CORPORATION

 Inventories

   Inventories are stated at the lower of cost or market, determined using the first-in, first-out method, or market value.

 Property and equipment

   Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which is generally three years for computers and software, and five years for all other assets.

 Research and development

   Research and development costs are charged to operations as incurred.

   Software development costs incurred prior to the establishment of technological feasibility are included in research and development and are expensed as incurred. Costs incurred from the establishment of technological feasibility through the period of general market availability of the product are capitalized, if material. To date, all software development costs have been expensed as incurred.

 Purchase commitments

   The Company accrues for losses under open purchase commitments at such time it is considered reasonably probable that such a loss will be incurred.

 Income taxes

   The Company accounts for income taxes under the liability method, which requires, among other things, that deferred income taxes be provided for temporary differences between the tax bases of the Company's assets and liabilities and their financial statement reported amounts. In addition, deferred tax assets are recorded for the future benefit of utilizing net operating losses and research and development credit carryforwards. A valuation allowance is provided against deferred tax assets unless it is more likely than not that they will be realized.

 Advertising and promotional costs

   Advertising and promotional costs are charged to operations as incurred. Advertising and promotional costs for the years ended December 31, 2000, 1999, 1998 were $311,000, $156,000, and $136,000, respectively.

 Concentrations of credit risk

   Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable.

   The Company limits its exposure to loss by placing its cash and cash equivalents with financial institutions in the United States and Israel. The Company has not experienced any losses on its deposits of cash and cash equivalents. The Company performs ongoing credit evaluations of its customers' financial condition and historically has not experienced significant bad debts related to accounts receivable.

                    COMPUTER ACCESS TECHNOLOGY CORPORATION

   Revenue and accounts receivable of the customers comprising more than 10% of revenue or receivables are summarized as follows:

                                                                    Year Ended
                                                                   December 31,
                                                                  ----------------
                                                                  1998  1999  2000
                                                                  ----  ----  ----
   Revenue:
     Company A...................................................  22%   19%   19%
     Company B...................................................  12%    7%    4%

   Accounts receivable:
     Company A...................................................  29%   15%   22%
     Company B...................................................  14%   13%    1%
     Company C...................................................  --    --    15%

 Comprehensive income

   Comprehensive income is defined as changes in equity of a company from transactions, other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners. There is no difference between net income and comprehensive income for the Company in any of the periods presented.

 Foreign currency translation

   The functional currency of the Company's foreign subsidiary is the U.S. dollar. All assets and liabilities denominated in foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenue, costs and expenses are translated at the average rates of exchange prevailing during the period. Gains and losses resulting from foreign currency translations and transactions are included in the consolidated statements of income and have not been significant.

 Net income per share

   The Company computes net income per share in accordance with SFAS No. 128, Earnings per Share, and SEC Staff Accounting Bulletin ("SAB") No. 98. Under the provisions of SFAS No. 128 and SAB No. 98, basic net income per share is computed by dividing net income for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net income per share excludes potential common stock if their effect is antidilutive. Potential common stock consists of incremental common shares issuable upon the exercise of stock options.

                    COMPUTER ACCESS TECHNOLOGY CORPORATION

   The following table sets forth the computation of basic and diluted net income per share for the periods indicated (in thousands except per share data):

                                                        Year Ended December 31,
                                                        -----------------------
                                                         1998    1999    2000
                                                        ------- ------- -------
   Numerator:
     Net Income........................................ $   537 $ 1,262 $ 1,213
                                                        ======= ======= =======
   Denominator:
     Weighted average shares outstanding...............  14,286  14,286  15,181
                                                        ------- ------- -------
     Denominator for basic calculation.................  14,286  14,286  15,181
     Dilutive effect of stock options..................     793     798   1,211
                                                        ------- ------- -------
     Denominator for diluted calculation...............  15,079  15,084  16,392
                                                        ======= ======= =======
   Net income per share:
     Basic............................................. $  0.04 $  0.09 $  0.08
                                                        ======= ======= =======
     Diluted........................................... $  0.04 $  0.08 $  0.07
                                                        ======= ======= =======

 Stock-based compensation

   The Company measures stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and recognizes the related expense in accordance with Financial Accounting Standards Board Interpretation ("FIN") No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. The Company has adopted the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Under APB No. 25, compensation expense is based on the difference, if any, on the date of grant, between the fair value of the company's common stock and the exercise price. SFAS No. 123 defines a "fair value" based method of accounting for an employee stock option or similar equity investment. The pro forma disclosures of the difference between the compensation expense included in net income and the related cost measured by the fair value method are presented in Note 4.

 Recent accounting pronouncements

   In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities and supercedes and amends a number of existing accounting standards. SFAS No. 133 requires that all derivatives be recognized in the balance sheet at their fair market value and that the corresponding derivative gains or losses be reported either in the statement of income or as a deferred item depending on the type of hedge relationship that exists with respect to these derivatives. In July 1999, the Financial Accounting Standards Board issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133. SFAS No. 137 deferred the effective date until fiscal years commencing after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities--An Amendment of FASB Statement No. 133, which deferred the effective date of SFAS No. 133 until the quarter ending March 31, 2001. Accordingly, the Company will adopt SFAS No. 133 in the quarter ending March 31, 2001. The Company has not determined whether the adoption of this pronouncement will have a material impact on our financial condition or results of operations.

   In various areas, including revenue recognition and stock-based compensation, accounting standards and practices continue to evolve. The SEC has recently issued interpretive guidance relating to SAB 101, and the

                    COMPUTER ACCESS TECHNOLOGY CORPORATION

FASB continues to address revenue recognition and other related accounting issues. We believe we comply with all of the rules and related guidance as they currently exist. However, any changes to generally accepted accounting principles in these areas would likely affect our results of operations.

 Segment information

   The Company identifies its operating segments based on business activities and geographical location. For all periods presented, the Company operated in three segments: development products, production products and connectivity products. See Note 9 for disclosure of segment information.

NOTE 3--BALANCE SHEET COMPONENTS:

   Inventories consist of the following (in thousands):

                                                                  December 31,
                                                                 --------------
                                                                  1999    2000
                                                                 ------  ------
   Raw materials................................................ $  137  $  361
   Work in progress.............................................     79     160
   Finished goods...............................................    457     278
                                                                 ------  ------
                                                                   $673  $  799
                                                                 ======  ======

   Property and equipment consists of the following (in thousands):

                                                                   December 31,
                                                                 --------------
                                                                  1999    2000
                                                                 ------  ------
   Computers and equipment...................................... $  363  $  856
   Furniture and fixtures.......................................     65     206
   Leasehold improvements.......................................    --      106
                                                                 ------  ------
                                                                    428   1,168
   Less: Accumulated depreciation...............................   (173)   (336)
                                                                 ------  ------
                                                                 $  255  $  832
                                                                 ======  ======

   Accrued expenses consist of the following (in thousands):

                                                                  December 31,
                                                                 --------------
                                                                  1999    2000
                                                                 ------  ------
   Income taxes payable......................................... $  956  $2,272
   Employee benefits and other..................................    282     907
                                                                 ------  ------
                                                                 $1,238  $3,179
                                                                 ======  ======

                    COMPUTER ACCESS TECHNOLOGY CORPORATION

NOTE 4--STOCK OPTION PLAN:

   In August 2000, the Company adopted the 2000 Stock Incentive Plan (the "Plan"), which serves as a successor equity incentive program to the Company's 1994 Stock Option Plan, 2000 Stock Option/Stock Issuance Plan and Special 2000 Stock Option Plan. The Company adopted the 1994 Stock Option Plan in 1994 and the 2000 Stock Option/Stock Incentive Plan and Special 2000 Stock Option Plan in 2000, under which shares of the Company's common stock were reserved for issuance to employees and consultants. The Company had reserved a total of 4,812,500 shares of common stock for issuance under the Plan and all prior plans. Options issued under the Plan generally vest over four years and have a life of ten years.

   A summary of the activity under the Plan, is set forth below (in thousands, except per share data):

                                                                       Weighted-
                                                Options                 Average
                                             Available for   Options   Exercise
                                                 Grant     Outstanding   Price
                                             ------------- ----------- ---------
   Balance, December 31, 1997...............      2,043         708      $0.33
     Options granted........................       (531)        531      $0.40
     Options cancelled......................         16         (16)     $0.35
                                                -------       -----
   Balance, December 31, 1998...............      1,528       1,223      $0.36
     Options granted........................       (649)        649      $0.59
     Options cancelled......................        180        (180)     $0.37
                                                -------       -----
   Balance, December 31, 1999...............      1,059       1,691      $0.44
     Options authorized.....................        556         --         --
     Options granted........................     (1,272)      1,272      $3.27
     Options exercised......................        --         (626)     $0.38
     Options cancelled......................        183        (183)     $1.37
                                                -------       -----
   Balance, December 31, 2000...............        526       2,154      $2.05
                                                =======       =====

   Significant option groups outstanding as of December 31, 2000, and related weighted-average exercise price and contractual life information are as follows:

                                   Options Outstanding
                            ---------------------------------
                                             Weighted-Average        Options Exercisable
                                                Remaining     ---------------------------------
                                             Contractual Life                  Weighted-Average
   Exercise Price           Number of Shares      (Years)     Number of Shares  Exercise Price
   --------------           ---------------- ---------------- ---------------- ----------------
                             (in thousands)                    (in thousands)
   $0.27-$0.80.............      1,006             7.87             568             $0.44
   $2.00-$6.00.............      1,021             9.60             --                --
   $9.19-$12.69............        127             9.88             --                --
                                 -----                              ---
                                 2,154                              568
                                 =====                              ===

 Stock-based compensation

   In connection with certain stock option grants in 2000, 1999 and 1998, the Company recorded deferred stock-based compensation totaling $14,393,000 which represents the difference between the exercise price and the deemed fair value at the date of grant, which is being recognized over the vesting period of the related options. Future amortization of deferred stock-based compensation on grants prior to December 31, 2000 is estimated to be approximately $4,976,000, $1,990,000, $788,000 and $99,000 in the years ending December 31,

                    COMPUTER ACCESS TECHNOLOGY CORPORATION

2001, 2002, 2003 and 2004 respectively, and may change due to the granting of additional options or the cancellation of existing grants in future periods.

 Fair value disclosures

   The weighted-average fair values of options granted during the year ended December 31, 1998, 1999, and December 31, 2000 under the Company's stock option plan were $2.21, $4.10, and $9.39, respectively. In determining the fair value of options granted in each of the periods, the Company used the minimum value option pricing model and assumed the following:

                                                   Year Ended December 31,
                                              ----------------------------------
                                                 1998        1999       2000
                                              ----------- ---------- -----------
   Expected life (in years)..................      4          4           4
   Risk-free interest rate................... 4.62%-5.77% 4.18%-5.84 5.17%-6.69%
   Volatility................................     0%          0%         70%
   Dividend yield............................     0%          0%         0%

   Had compensation costs been determined based upon the fair value at the grant date for awards under the Plan, consistent with the methodology prescribed under SFAS No. 123, the Company's pro forma net income and pro forma basic and diluted net income per share under SFAS No. 123 would have been (in thousands, except per share data):

                                                       Year Ended December 31,
                                                      -------------------------
                                                       1998     1999     2000
                                                      ------- -------- --------
   Net income
     As reported..................................... $   537 $  1,262 $  1,213
     Pro forma....................................... $   495 $  1,222 $    887
   Net income per share, as reported
     Basic........................................... $  0.04 $   0.09 $   0.08
     Diluted......................................... $  0.04 $   0.08 $   0.07
   Net income per share, pro forma
     Basic........................................... $  0.03 $   0.09 $   0.06
     Diluted......................................... $  0.03 $   0.08 $   0.05

NOTE 5--EMPLOYEE BENEFIT PLANS:

 Employee Stock Purchase Plan

   In August 2000, the Company adopted the 2000 Employee Stock Purchase Plan (the "Purchase Plan"). As of December 31, 2000, a total of 312,500 shares of common stock have been reserved for issuance under the Purchase Plan. The Purchase Plan permits eligible employees to purchase common stock through payroll deduction up to 15% of an employee's total compensation. The price of the common stock will generally be equal to 85% of the lower of the fair market value at the beginning of the offering period or the end of the relevant purchase period. The maximum number of share a participant may purchase during a single offering period is 5,000 shares, and not more than 100,000 shares may be purchased in total by all participants on any purchase date.

                    COMPUTER ACCESS TECHNOLOGY CORPORATION

 401(k) Profit Sharing Plan

   In January 1996, the Company adopted the Computer Access Technology Corporation 401(k) Profit Sharing Plan (the "401(k) Plan") covering full-time employees located in the United States. The 401(k) Plan is intended to qualify under Section 401(a) of the Internal Revenue Code, so that contributions to the 401(k) Plan by employees or by the Company, and the investment earnings thereon, are not taxable to employees until withdrawn from the 401(k) Plan and so that the Company can deduct contributions, if any, when made. Pursuant to the 401(k) Plan, employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit ($10,500 in 2000) and to have the amount of such reduction contributed to the 401(k) Plan. The 401(k) Plan permits, but does not require, that the Company provides additional matching contributions to the 401(k) Plan on behalf of all participants in the 401(k) Plan. In the year ended December 31, 1998, 1999 and 2000, the Company made contributions of $104,000, $162,000 and $112,000, respectively.

NOTE 6--INCOME TAXES:

   The provision for income taxes included the following (in thousands):

                                                     Year Ended December 31,
                                                   --------------------------
                                                    1998     1999      2000
                                                   ------- --------  --------
   Current:
     Federal...................................... $  619  $  1,515  $  2,862
     State........................................    116       361       746
                                                   ------  --------  --------
                                                      735     1,876     3,608
                                                   ------  --------  --------
   Deferred:
     Federal......................................    (23)     (110)     (119)
     State........................................     (4)       (6)      (21)
                                                   ------  --------  --------
                                                      (27)     (116)     (140)
                                                   ------  --------  --------
                                                     $708  $  1,760  $  3,468
                                                   ======  ========  ========

   The reconciliation between the effective tax rates and statutory federal income tax rate is shown in the following table:

                                                     Year Ended December 31,
                                                   --------------------------
                                                    1998     1999      2000
                                                   ------- --------  --------
   Statutory federal income tax rate..............   34.0%     34.0%     34.0%
   State taxes, net of federal income tax
    benefit.......................................    3.8       7.7      10.5
   Amortization of deferred stock-based
    compensation..................................   20.2      17.6      31.1
   Other..........................................   (1.1)     (1.1)     (1.5)
                                                   ------  --------  --------
     Effective tax rate...........................   56.9%     58.2%     74.1%
                                                   ======  ========  ========

                    COMPUTER ACCESS TECHNOLOGY CORPORATION

   The significant components of deferred tax assets and liabilities consist of the following (in thousands):

                                                                 December 31,
                                                                 --------------
                                                                  1999    2000
                                                                 ------  ------
   Deferred tax assets:
     Accrued expenses........................................... $  234  $  339
     Allowance for doubtful accounts............................     23      36
     Depreciation and amortization..............................    --       15
                                                                 ------  ------
                                                                    257     390
   Deferred tax liabilities:
     Depreciation and amortization:.............................     (7)    --
                                                                 ------  ------
                                                                   $250  $  390
                                                                 ======  ======

   The Company has not provided a valuation allowance for its net deferred tax assets as it expects these amounts to be realized through taxable income from future operations, or by carryback to prior years' taxable income.

NOTE 7--RELATED PARTY TRANSACTIONS:

   The Company had sales to Philips Semiconductors, a stockholder, and its affiliates totaling $49,000, $95,000, $135,000, in the years ended December 31, 1998, 1999 and 2000, respectively. At the end of each period the Company had receivable balances with Philips Semiconductors of, $83,000, $95,000, and $24,000, respectively.

   In May 2000, the Company loaned $125,000 to Albert Lee, Vice President, Operations, pursuant to a promissory note. The loan is full recourse and collateralized by 87,500 shares of common stock in the Company held by Mr. Lee. The note accrues interest at a rate of 8.00% and is due on May 11, 2002, or on termination of Mr. Lee's employment.

   In September 2000, the Company entered into an agreement with Agilent Technologies to jointly develop and separately market an InfiniBand analyzer. Pursuant to the agreement, the Company will receive a royalty for each unit of the analyzer that Agilent sells, subject to a minimum of $200,000 in the first year of sales. The agreement provides for a fee of up to $1,000,000 if either party elects not to renew the agreement after the initial two year term. In November 2000, certain stockholders of the Company sold $3,000,000 of common stock to Agilent at a price of $12.00 per share. The Company had sales to Agilent totaling $60,000 in the year ended December 31, 2000.

   In November 2000, certain stockholders of the Company sold $2,000,000 of the Company's common stock to Toyo, one of the Company's distributors and a major customer, at a price of $12.00 per share. The Company had sales to Toyo totaling $4.1 million in the year ended December 31, 2000. As of December 31, 2000, the Company had an accounts receivable balance of $732,000 from Toyo.

NOTE 8--COMMITMENTS:

 Leases

   The Company leases its corporate office facilities under a noncancelable operating lease which expires in December 2001. In 2000, the Company entered into noncancelable operating leases in Netanya, Israel and San Diego, California that expire in September 2005 and July 2004, respectively. Rent expense for the year ended December 31, 1998, 1999 and 2000, was $220,000, $221,000 and $269,456, respectively.

                    COMPUTER ACCESS TECHNOLOGY CORPORATION

   As of December 31, 2000, future minimum lease payments under the noncancelable facilities leases are as follows (in thousands):

                                                                      Operating
     Year Ending December 31,                                          Leases
     ------------------------                                         ---------
        2001.........................................................   $364
        2002.........................................................    140
        2003.........................................................    139
        2004.........................................................    109
        2005.........................................................     48
                                                                        ----
          Total minimum payments.....................................   $800
                                                                        ====

NOTE 9--REPORTABLE SEGMENTS AND GEOGRAPHIC INFORMATION:

   The Company has three reportable segments categorized by product type: development products, production products and connectivity products. The development products are advanced verification systems that assist hardware and software manufacturers in the efficient design of reliable and interoperable systems and devices. Production products are production verification systems and connectivity solutions designed to assist hardware and software manufacturers in volume production of reliable devices and systems. Connectivity products are designed to assist broadband Internet service providers in delivering convenient and dependable service and device manufacturers in producing reliable products. The Company has no inter-segment revenue.

   The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company analyzes segment revenue and cost of revenue, but does not allocate operating expenses, including stock-based compensation, or assets to segments. Accordingly, the Company has presented only revenue and gross profit by segment.

Segment information (in thousands):

                                                             Unallocated
                                                             Stock-based
                         Development Production Connectivity Compensation
                          Products    Products    Products     Expense     Total
                         ----------- ---------- ------------ ------------ -------
Year Ended December 31,
 1998
  Segment revenue from
   external customers...   $ 3,708     $2,765      $  298       $ --      $ 6,771
  Segment gross profit..   $ 3,435     $2,054      $   87       $(242)    $ 5,334
Year Ended December 31,
 1999
  Segment revenue from
   external customers...   $ 6,204     $4,593      $1,709       $ --      $12,506
  Segment gross profit..   $ 5,521     $3,476      $  616       $(243)    $ 9,370
Year Ended December 31,
 2000
  Segment revenue from
   external customers...   $13,190     $4,172      $4,187       $ --      $21,549
  Segment gross profit..   $11,544     $3,552      $1,723       $(460)    $16,359

                    COMPUTER ACCESS TECHNOLOGY CORPORATION

Geographic information (in thousands):

                                                                     Long-Lived
                                                             Revenue   Assets
                                                             ------- ----------
Year Ended December 31, 1998
  North America............................................. $ 3,881    $179
  Europe....................................................     626     --
  Asia......................................................   2,169     --
  Rest of world.............................................      95     --
                                                             -------    ----
    Total................................................... $ 6,771    $179
                                                             =======    ====
Year Ended December 31, 1999
  North America............................................. $ 7,201    $255
  Europe....................................................   1,509     --
  Asia......................................................   3,562     --
  Rest of world.............................................     234     --
                                                             -------    ----
    Total................................................... $12,506    $255
                                                             =======    ====
Year Ended December 31, 2000
  North America............................................. $12,834    $660
  Europe....................................................   2,731     172
  Asia......................................................   5,900     --
  Rest of world.............................................      84     --
                                                             -------    ----
    Total................................................... $21,549    $832
                                                             =======    ====

   Revenues are attributed to countries based on delivery locations. Sales to foreign customers accounted for 43%, 42%, and 40% of revenue during the years ended December 31, 1998, 1999 and 2000.

                    COMPUTER ACCESS TECHNOLOGY CORPORATION

Quarterly Results of Operations (unaudited)

   The following table sets forth our historical unaudited quarterly consolidated statement of operations data for the eight quarters ended December 31, 2000. This quarterly information has been prepared on a basis consistent with our audited consolidated financial statements and, we believe, includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the information shown. Our quarterly operating results have fluctuated and may continue to fluctuate significantly as a result of a variety of factors. Operating results for any quarter are not necessarily indicative of results for any future quarter or for a full year.

                                                  Three Month Period Ended
                          -------------------------------------------------------------------------
                          Mar. 31, June 30, Sept. 30, Dec. 31, Mar. 31, June 30, Sept. 30, Dec. 31,
                            1999     1999     1999      1999     2000     2000     2000      2000
                          -------- -------- --------- -------- -------- -------- --------- --------
                                            (in thousands, except per share data)
Statement of Operations
 Data:
Revenue.................  $ 2,098  $ 3,191   $ 3,157  $ 4,060  $ 4,338  $ 4,444   $ 5,926  $ 6,841
Gross profit............  $ 1,717  $ 2,335   $ 2,390  $ 2,928  $ 3,333  $ 3,281   $ 4,503  $ 5,242
Income from operations..  $   404  $   809   $   906  $   765  $ 1,345  $ 1,079   $   585  $   953
Net income (loss).......  $   187  $   424   $   476  $   175  $   701  $   554   $  (252) $   210
Net income (loss) per
 share:
  Basic.................  $  0.01  $  0.03   $  0.03  $  0.01  $  0.05  $  0.04   $ (0.02) $  0.01
  Diluted...............  $  0.01  $  0.03   $  0.03  $  0.01  $  0.05  $  0.04   $ (0.02) $  0.01
Weighted average shares
 outstanding:
  Basic.................   14,286   14,286    14,286   14,286   14,293   14,359    14,485   17,267
  Diluted...............   15,137   15,253    14,961   15,160   15,261   15,531    15,652   18,322
Net income, excluding
 amortization of
 deferred compensation..  $   390  $   665   $   748  $ 1,022  $ 1,146  $   994   $ 1,522  $ 1,834
Net income per share,
 excluding amortization
 of deferred
 compensation
  Basic.................  $  0.03  $  0.05   $  0.05  $  0.07  $  0.08  $  0.07   $  0.11  $  0.11
  Diluted...............  $  0.03  $  0.04   $  0.05  $  0.07  $  0.08  $  0.06   $  0.10  $  0.10

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

   See Item 1 included herein for certain information regarding our executive officers.

   The following table sets forth, as of March 1, 2001, certain information regarding our directors:

             Name           Age                     Position
             ----           ---                     --------
   Dan Wilnai..............  59 President, Chief Executive Officer and Chairman
                                 of the Board of Directors

   Peretz Tzarnotzky.......  53 Vice President, Chief Technology Officer and
                                 Director

   Philip Pollok...........  47 Director

   Jean-Louis Gassee.......  56 Director

   Roger W. Johnson........  66 Director

   Dan Wilnai, one of our co-founders, has served as our President, Chief Executive Officer and Chairman of the Board of Directors since our incorporation in February 1992 as well as our Secretary from our incorporation in February 1992 until August 2000. Prior to founding our company, from February 1985 to February 1992, Mr. Wilnai served as President of Summit Microsystems, a company that focused on the FDDI fiber optic local area network standard. From September 1974 to February 1985, Mr. Wilnai served as a program manager for Fairchild Camera & Instrument Corporation, a developer of high performance microprocessors and board-level products for military and commercial real-time applications. Mr. Wilnai holds a B.S. in Electrical Engineering from the Technion-Israel Institute of Technology.

   Peretz Tzarnotzky, one of our co-founders, has served as a member of our Board of Directors since our incorporation in February 1992 and our Vice President, Chief Technology Officer since July 2000. Mr. Tzarnotzky also served as our Vice President, Engineering from our incorporation in February 1992 to June 2000. Prior to founding our company, from November 1989 to July 1991, Mr. Tzarnotzky served as a systems engineering group manager at Cadence Design Systems, a developer of design automation products. Mr. Tzarnotzky holds a B.S.C. in Electrical Engineering from Ben-Gurion University of the Negev in Israel.

   Philip Pollok has served as one of our directors since February 1999. Since January 1999, Mr. Pollok has served as the Senior Vice President and General Manager of Business Line Networking of Philips Semiconductors, a division of Philips Electronics North American Corporation. From February 1998 to October 1998, Mr. Pollok served as the Business Unit Director of Wireless Communications at Mitel Semiconductor, a manufacturer of cellular, GPS, set top box, paging and wireless LAN products. From May 1994 to February 1998, Mr. Pollok served as the Communications Business Unit Director at GEC Plessey Semiconductors, a manufacturer of cellular, paging, wireless LAN and telecommunications products. Mr. Pollok holds a B.S. in Electronic Engineering from the University of Aston in Birmingham in the United Kingdom.

   Jean-Louis Gassee has served as one of our directors since September 2000. Since October 1990, Mr. Gassee has served as Chief Executive Officer and a director of Be Incorporated, a manufacturer of personal computer operating systems and Internet appliances. From February 1981 to October 1990, Mr. Gassee served in various capacities at Apple Computer, Inc., a manufacturer of personal computers, related products and communication solutions, most recently as the President of the Apple Products Division. Mr. Gassee serves on the boards of directors of 3Com Corporation, EFI Electronics Corporation and Logitech, International SA. Mr. Gassee holds a B.S. in Mathematics and Physics from Orsay University in France.

   Roger W. Johnson has served as one of our directors since September 2000. Since March 1996, Mr. Johnson has served as the President of R.W. Johnson and Associates, a private consulting firm. From June 1993 to March 1996, Mr. Johnson served as the Administrator of the United States General Services Administration. Mr. Johnson serves on the boards of directors of Collector's Universe, Inc., Maxtor Corporation and Sypris Solutions, Inc. Mr. Johnson holds a B.B.A. in Business Administration from Clarkson University and a M.B.A. in Industrial Management from the University of Massachusetts.

Board of Directors

   We currently have five members on our board of directors. Each director holds office until his term expires or until his successor is duly elected and qualified. Our certificate of incorporation and bylaws provide for a classified board of directors. In accordance with the terms of our certificate of incorporation, our board of directors is divided into three classes whose terms expire at different times. The three classes are comprised of the following directors:

  . Class I consists of Philip Pollok, who will serve until the annual meeting of stockholders to be held in 2001;

  . Class II consists of Jean-Louis Gassee and Roger Johnson, who will serve until the annual meeting of stockholders to be held in 2002; and

  . Class III consists of Peretz Tzarnotzky and Dan Wilnai, who will serve until the annual meeting of stockholders to be held in 2003.

   At each annual meeting of stockholders, beginning with the 2001 annual meeting, the successors to directors whose terms will then expire will be elected to serve from the time of election and qualification until the third annual meeting following election or until their successors have been duly elected and qualified. Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of an equal number of directors.

Committees of the Board of Directors

   The board of directors has a compensation committee and an audit committee.

   Our board of directors established its compensation committee in August 2000. Prior to establishing the compensation committee, our board of directors, as a whole, performed the functions delegated to the compensation committee. The compensation committee of our board of directors reviews and makes recommendations to the board of directors regarding all forms of compensation and benefits provided to our officers. In addition, the compensation committee establishes and reviews general policies relating to the compensation and benefits of all our employees. The current members of the compensation committee are Philip Pollok, Jean-Louis Gassee and Roger Johnson.

   The audit committee of our board of directors reviews and monitors our internal accounting procedures, corporate financial reporting, external and internal audits, fees, results and scope of the annual audit and other services provided by our independent accountants and our compliance with legal matters that have a significant impact on our financial reports. The current members of the audit committee are Philip Pollok, Jean-Louis Gassee and Roger Johnson.

Director Compensation

   Other than expenses in connection with attendance at meetings, we currently do not pay any cash compensation to any non-employee member of our board of directors. Directors who are also employees currently do not receive additional compensation for serving as directors.

   In September 2000, we granted an option to purchase 25,000 to each of Jean-Louis Gassee and Roger Johnson pursuant to our 2000 stock option/stock incentive plan.

Section 16(a) Beneficial Ownership Reporting Compliance

   The members of our board of directors, our executive officers and persons who hold more than 10% of our outstanding common stock are subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, which require them to file with the Securities and Exchange Commission reports with respect to their ownership of our common stock and their transactions in our common stock. Based upon the copies of Section 16(a) reports that we received from such persons or the written representations received from one or more of such persons concerning reports required to be filed by them for the fiscal year ended December 31, 2000, we believe that all reporting requirements under Section 16(a) for such fiscal year were met in a timely manner by the persons subject to the Section 16(a) reporting requirements.

Item 11. Executive Compensation

   The following table sets forth information concerning compensation paid by us during the years ended December 31, 2000 and December 31, 1999 to our Chief Executive Officer and each of our four other most highly compensated executive officers during that period, referred to collectively in this prospectus as the "named executive officers."

                          Summary Compensation Table

                                                      Long-term
                                                     Compensation
                                                     ------------
                                                        Awards
                                         Annual      ------------
                                      Compensation   Securities
                                    ---------------- Underlying     All Other
 Name and Principal Position   Year  Salary   Bonus   Option (#)  Compensation (1)
 ---------------------------   ---- -------- ------- ------------ ----------------
 Dan Wilnai..................  2000 $215,990 $70,000       --         $ 5,250
  President and Chief
   Executive Officer           1999  194,441  60,000       --          10,612

 Albert Lee .................  2000  157,746  30,000    25,000          5,250
  Vice President, Operations   1999  144,250  15,000    25,000          5,579

 Peretz Tzarnotzky...........  2000  201,340  60,000       --           5,250
  Vice President, Chief
   Technology Officer          1999  181,121  54,000       --          10,612

 Srikumar Chandran...........  2000  155,400  42,000    31,250          5,250
  Vice President, Engineering  1999  142,066  14,000    25,000         10,411

 Joseph Mendolia.............  2000  182,677  30,000    25,000          5,250
  Vice President, Sales and
   Marketing                   1999  116,885  15,000   187,500          3,910

--------
(1) Consists solely of contributions made to each executive officer's account under our 401(k) profit sharing plan.

Employment Contracts and Change of Control Arrangements

   We have entered into employment agreements with Albert Lee, Srikumar Chandran, and Joseph Mendolia, each of whom are executive officers of our company.

   On December 5, 1997, Albert Lee, our Vice President, Operations, entered into an employment agreement with us. The agreement provides for a starting annual salary of $125,000. The agreement also provides for periodic achievement bonuses based on our company's financial performance and on Mr. Lee meeting certain objectives as defined by our management. In connection with his employment, Mr. Lee was granted options to purchase up to 150,000 shares of common stock pursuant to our 1994 stock option plan at a per share exercise price of $0.35. In the event Mr. Lee is involuntarily terminated without cause within twelve months of a change of control, he will be entitled to a lump sum severance payment equal to six months of his base salary.

   On January 8, 1998, Srikumar Chandran, our Vice President, Engineering, entered into an employment agreement with us. The agreement provides for a starting annual salary of $130,000. The agreement also provides for periodic achievement bonuses based on our company's financial performance and on Mr. Chandran meeting certain objectives as defined by our management. In connection with his employment, Mr. Chandran was granted options to purchase up to 125,000 shares of common stock pursuant to our 1994 stock option plan at a per share exercise price of $0.35.

   On March 3, 1999, Joseph Mendolia, our Vice President, Sales and Marketing, entered into an employment agreement with us. The agreement provides for a starting annual salary of $100,000. The agreement also provides for periodic achievement bonuses based on our company's financial performance and on Mr. Mendolia meeting certain objectives as defined by our management. In connection with his employment, Mr. Mendolia was granted options to purchase up to 187,500 shares of common stock pursuant to our 1994 stock option plan at a per share exercise price of $0.60. In the event Mr. Mendolia is involuntarily terminated without cause within twelve months of a change of control, he will be entitled to a lump sum severance payment equal to six months of his base salary.

   During the year ended December 31, 2000, we granted each of the named executives listed above stock options pursuant to our 2000 stock option/stock issuance plan as described below under the heading "Option Grants in Last Year." These options will immediately vest if we are acquired by a merger or sale of substantially all of our assets, unless those options are assumed by the acquiring entity or our repurchase rights with respect to any unvested shares subject to those options are assigned to that entity.

Option Grants in Last Year

   The following table sets forth information regarding stock options granted to the named executive officers during the year ended December 31, 2000. All of these options were granted pursuant to our 2000 stock option plan and have a term of ten years from the date of grant.

                                                                                          Potential
                                                                                      Realizable Value
                                                                                      at Assumed Annual
                                              Individual Grants                        Rates of Stock
                         ------------------------------------------------------------       Price
                                               Percentage of                          Appreciation for
                               Number of       Total Options                           Option Term(4)
                         Securities Underlying   Granted in     Exercise   Expiration -----------------
                          Options Granted(1)   Fiscal 2000(2) Price ($)(3)    Date       5%      10%
                         --------------------- -------------- ------------ ---------- -------- --------
Dan Wilnai..............           --                --            --           --    $    --  $    --
Albert Lee..............        25,000              1.97%         2.00       8/5/10    407,224  648,436
Peretz Tzarnotzky.......           --                --            --           --         --       --
Srikumar Chandran.......        31,250              2.46%         2.00       8/5/10    509,030  810,545
Joeseph Mendolia........        25,000              1.97%         2.00       8/5/10    407,224  648,436

--------
(1) Except in the event of a change of control of our company, options granted become exercisable at the rate of 25% of the shares subject thereto one year from the grant date and as to approximately 2.08% of the shares subject to the option at the end of each month thereafter such that the option is fully exercisable four years from the grant date.

(2) Based on a total of 1,272,000 options granted to our employees in fiscal 2000, including the named executive officers.

(3) The exercise price per share of options granted represented the fair market value of the underlying shares of common stock on the date the options were granted.

(4) In accordance with the rules of the SEC, the above table sets forth the potential realizable value over the ten-year period from the grant date to the expiration date, assuming rates of stock appreciation of 5% and 10%, compounded annually and calculated based on an initial public offering price of $12.00 per share. These amounts do not represent our estimate of future stock price performance. Actual realizable values, if any, of stock options will depend on the future performance of our common stock.

Aggregate Option Exercises in 2000 and Year-End Option Values

   The following table sets forth information for our named executive officers relating to the shares acquired and dollar value realized from stock option exercises during the year, and the number and value of shares of common stock underlying exercisable and unexercisable options held at December 31, 2000. No stock appreciation rights were outstanding as of December 31, 2000.

                                                                  Number of
                                                            Securities Underlying     Value of Unexercised
                              Number of      Dollar Value  Unexercised Options as   In-the-Money Option as of
                         Securities Acquired Realized on   of December 31, 2000(#)  December 31, 2000 ($)(2)
                          from Stock Option  Stock Option ------------------------- -------------------------
     Name                     Exercises(#)    Exercises(1) Exercisable Unexercisable Exercisable Unexercisable
     ----                 ------------------- ------------ ----------- ------------- ----------- -------------
Dan Wilnai..............          --           $     --        --            --      $    --     $      --
Albert Lee..............       87,500           949,200     57,812        92,188      566,948       865,677
Peretz Tzarnotzky.......          --                 --        --            --           --            --
Srikumar Chandran.......       50,000           632,400     53,124        78,126      522,933       718,630
Joseph Mendolia.........       33,750           418,500     44,375       134,375      428,219     1,261,719

--------
(1) The value realized upon the exercise of stock options represents the positive spread between the exercise price of stock options and the fair market value of the shares subject to such options on the exercise date.

(2) The value of "in-the-money" stock options represents the positive spread between the exercise price of options and the fair market value of the underlying shares on December 31, 2000, which was $10.25.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   The table below sets forth information regarding the beneficial ownership of our common stock as of March 1, 2001, by:

  . each person, group of affiliated persons, or entity who is known by us to own beneficially more than 5% of our outstanding stock;

  .   each of the named executive officers and directors; and

  .   all of our directors and executive officers as a group.

   Each stockholder's percentage ownership before the offering in the following table is based on 18,620,223 shares of common stock outstanding as of March 1, 2001 and treats as outstanding all options exercisable within 60 days of March 1, 2001 held by the particular stockholder and that are included in the first column.

   Unless otherwise indicated, the principal address of each of the stockholders below is c/o Computer Access Technology Corporation, 2403 Walsh Avenue, Santa Clara, California 95051. Except as otherwise indicated and subject to applicable community property laws, to the best of our knowledge, the persons named in the table have sole voting and investment power for all of the shares of common stock held by them.

                                                           Shares Beneficially
                                                                  Owned
                                                           -------------------
                                                                       Percent
           Beneficial Owner                                   Number   of Class
           ----------------                                 ---------- --------
   5% Stockholders:
   Philips Semiconductors(1)..............................  4,158,795   22.3%

   Directors and Executive Officers:
   Dan Wilnai(2)..........................................  5,793,681   31.1
   Peretz Tzarnotzky(3)...................................  3,881,562   20.8
   Albert Lee(4)..........................................    163,020     *
   Srikumar Chandran(5)...................................    115,625     *
   Joseph Mendolia(6).....................................     95,750     *
   Philip Pollok(7).......................................  4,158,795   22.3
   Jean-Louis Gassee......................................        --      *
   Roger Johnson..........................................        --      *
   All directors and executive officers as a group (9
    persons).............................................. 14,209,433   76.3%

--------
 *  Less than 1% of the outstanding shares of common stock

(1) Philips Semiconductors is a division of Philips Electronics North American Corporation. The business address for Philips Semiconductors is 1109 McKay Dr. M/S 48 San Jose, CA 95131.

(2) Mr. Wilnai's shares include an aggregate of 5,390,482 shares held by family trusts of which Mr. Wilnai is a trustee and 403,199 shares held by Mr. Wilnai's family members.

(3) Mr. Tzarnotzky's shares include 545,856 held by a family trust of which Mr. Tzarnotzky is a trustee.

(4) Mr. Lee's shares include 75,520 shares subject to options exercisable within 60 days of March 1, 2001.

(5) Mr. Chandran's shares include 65,625 shares subject to options exercisable within 60 days of March 1, 2001.

(6) Mr. Mendolia's shares include 60,000 shares of common stock subject to options exercisable within 60 days of March 1, 2001.

(7) Mr. Pollok's shares represent 4,158,795 shares of common stock held by Philips Semiconductors. Mr. Pollok is a Senior Vice President and General Manager of Business Line Networking of Philips Semiconductors and disclaims beneficial ownership of these shares, if any.

Item 13. Certain Relationships and Related Transactions

   In May 2000, Albert Lee, our Vice President, Operations, exercised options to purchase 87,500 shares of our common stock and paid an aggregate purchase price of $30,800 for these shares. In May 2000, we loaned $125,000 to Mr. Lee pursuant to a promissory note. The loan is full-recourse and secured by 87,500 shares of our common stock held by Mr. Lee. The note accrues interest at a rate of eight percent and is due on May 11, 2002 or upon termination of Mr. Lee's employment with our company. As of March 1, 2001, $133,000 remained outstanding on Mr. Lee's loan.

   In September 2000, some of our stockholders entered into an agreement to sell certain of their shares of our common stock to Agilent Technologies for $3 million and Toyo Corporation for $2 million at a price per share equal to $12.00 per share. These sales closed in conjunction with our initial public offering in November 2000. The selling stockholders included family trusts of Dan Wilnai, our President and Chief Executive Officer and the Chairman of our board of directors, of which Mr. Wilnai is a trustee; several members of Mr. Wilnai's family; a family trust of Peretz Tzarnotzky, our Vice President, Chief Technology Officer and a member of our board of directors, of which Mr. Tzarnotzky is a trustee; Mr. Tzarnotzky; and Philips Semiconductors. Philip Pollok, a member of our board of directors, is the Senior Vice President and General Manager of Business Line Networking at Philips. We agreed to indemnify Agilent in the event of the shares sold by the selling stockholders were delivered to Agilent with any restrictions on title, and subsequently, the selling stockholders have agreed to assume these obligations to Aligent. In addition, each of Agilent and Toyo are entitled to certain registration rights provided under the terms of agreements between Agilent, Toyo and us. If we propose to register any of our securities under the Securities Act, Agilent and Toyo are entitled to notice of the registration and are entitled to include shares of our common stock held by them in the registration. The rights of Agilent and Toyo are subject to conditions and limitations, among them the right of the underwriters of an offering subject to the registration to limit the number of shares included in the registration.

   In September 2000, we entered into an agreement with Agilent Technologies Deutschland GmbH, an affiliate of Agilent Technologies, in which both we and Agilent agreed to license intellectual property to each other to allow each of us to jointly develop an InfiniBand analyzer that can be utilized to provide probing and analysis of a single InfiniBand link. We and Agilent will each develop one module for a prototype of analyzer, and each of us will independently develop, manufacture and sell its respective versions of the analyzer. Both versions will include our proprietary graphical user interface, the CATC Trace, and our CATC trademarks. Pursuant to the agreement, Agilent will provide us a royalty-free license with respect to its intellectual property, and will pay us for the license of our intellectual property by paying us a royalty for each unit of the analyzer that it sells. The initial term of the agreement is two years, with automatic renewals for one-year terms, unless either party gives written notice to the contrary. The agreement includes incentives for the parties to renew for at least one additional year by imposing a fee, not to exceed $1,000,000, if either party elects not to renew after the initial term. The agreement provides that if Agilent develops, manufactures or sells another single (2.5 Gb/s) InfiniBand link analyzer that is not based on or does not incorporate our technology or intellectual property licensed under the agreement, the licenses and rights granted to Agilent will be revoked and an additional payment, of up to $1,000,000, will be due to us. Similarly, the agreement further provides that if we license the rights granted to Agilent to another OEM, the licenses and rights granted to us will be revoked.

   We sold products to Philips Semiconductors, a stockholder, and its affiliates totaling $135,000 in the year ended December 31, 2000. Philip Pollok, a member of our board of directors, is the Senior Vice President and General Manager of Business Line Networking at Philips.

                                    PART IV

Item 14. Exhibits, Consolidated Financial Statements, Financial Statement Schedules, and Reports on Form 8-K

   (a) The following documents are filed as part of this report:

       1. See the financial statements filed as part of this report under "Item 8--Consolidated Financial Statements and Supplementary Data" beginning at page 30.

       2. Report of Independent Accountant on Financial Statement Schedule on page 57.

       3. Schedule II--Valuation and Qualifying Accounts on page 58.

          All schedules not listed above have been omitted because they are either not applicable or the required information is shown in the financial statements or the notes thereto.

   (b) Reports on Form 8-K: None.

   (c) Exhibits:

 Exhibit
   No.                                Document Name
 -------                              -------------

  3.1*   Amended and Restated Certificate of Incorporation of the Registrant.

  3.2*   Bylaws of the Registrant.

  4.1*   Specimen Certificate of the Registrant's common stock.

 10.1*   Form of Indemnification Agreement entered into between the Registrant and its directors and executive officers.+

 10.2*   1994 Stock Option Plan, as amended.+

 10.3*   2000 Stock Option/Stock Issuance Plan.+

 10.4*   2000 Stock Incentive Plan.+

 10.5*   2000 Employee Stock Purchase Plan.+

 10.6*   Office Lease for Santa Clara facility, dated October 3, 1996, by and between Talus Corporation, a California corporation, and the
          Registrant.

 10.7*   Promissory Note, dated May 11, 2000, by and between Albert Lee and the
         Registrant.+

 10.8* Security Agreement, dated May 11, 2000, by and between Albert Lee and the Registrant.

 10.9*   Distributor Agreement, dated August 13, 1997, by and between Toyo
         Corporation and the Registrant.

 10.10* Employment Agreement dated December 5, 1997, by and between Albert Lee and the Registrant.+

 10.11*  Employment Agreement dated January 8, 1998, by and between Srikumar
          Chandran and the Registrant.+

 10.12*  Employment Agreement dated March 3, 1999, by and between Joseph
         Mendolia and the Registrant.+

 10.13* Employment Agreement dated May 1, 2000, by and between Dennis Evans and the Registrant.+

 10.14* Stock Purchase and Sale Agreement dated September 28, 2000, by and between Agilent Technologies, Inc. and the Registrant.

 10.15* Stock Purchase and Sale Agreement dated September 28, 2000, by and among Agilent Technologies, Inc. and the selling stockholders listed therein.

 10.16*  Investors' Rights Agreement dated September 28, 2000, by and between
          Agilent Technologies, Inc. and the Registrant.

 10.17* Stock Purchase and Sale Agreement dated September 26, 2000, by and between Toyo Corporation and the selling stockholders listed therein.

 10.18* Investors' Rights Agreement dated September 26, 2000, by and between
         Toyo Corporation and the Registrant.

 21.1*  Subsidiaries of the Registrant.

 23.1   Consent of Independent Accountants

--------
* Previously filed as an exhibit to the Registrant's Registration Statement on Form S-1 (Registration No. 333-43866) as filed with the SEC on August 16, 2000, as subsequently amended, and incorporated in this annual report be reference.

+ Denotes management contract or compensatory plan.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date March 12, 2001                       COMPUTER ACCESS TECHNOLOGY
                                           CORPORATION

                                                     /s/ Dan Wilnai
                                          By: _________________________________
                                                         Dan Wilnai
                                                 President, Chief Executive
                                             Officer and Chairman of the Board
                                                        of Directors

                               POWER OF ATTORNEY

   KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints, jointly and severally, Dan Wilnai and Dennis W. Evans and each of them, his true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him or her in any way and all capacities, to sign any and all amendments to this Annual Report on Form 10-K (including post-effective amendments), and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

   Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             Signature                           Title                  Date
             ---------                           -----                  ----

         /s/ Dan Wilnai              President, Chief Executive    March 12, 2001
____________________________________  Officer and Chairman of the
             Dan Wilnai               Board of Directors

      /s/ Dennis W. Evans            Vice President, Chief         March 12, 2001
____________________________________  Financial Officer and
          Dennis W. Evans             Secretary
                                      (Principal Financial
                                      Officer and Principal
                                      Accounting Officer)

     /s/ Peretz Tzarnotzky           Vice President, Chief         March 12, 2001
____________________________________  Technology Officer and
         Peretz Tzarnotzky            Director

       /s/ Philip Pollok             Director                      March 12, 2001
____________________________________
           Philip Pollok

     /s/ Jean-Louis Gassee           Director                      March 12, 2001
____________________________________
         Jean-Louis Gassee

      /s/ Roger W. Johnson           Director                      March 12, 2001
____________________________________
          Roger W. Johnson

                       REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE

   In connection with our audits of the consolidated financial statements of Computer Access Technology Corporation as of December 31, 1998, 1999 and 2000, each of the three years in the period ended December 31, 2000, which financial statements are included in Form 10-K, we have also audited the financial statement schedule listed in Item 14 herein.

   In our opinion, this financial statement schedule when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

PricewaterhouseCoopers LLP

San Jose, California
January 26, 2001

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                     Balance at Charged to            Balance at
                                     Beginning  Costs and               End of
            Description              of Period   Expenses  Deductions   Period
            -----------              ---------- ---------- ---------- ----------
Year Ended December 31, 1998:
  Allowance for doubtful accounts...     40         --         --         40
Year Ended December 31, 1999:
  Allowance for doubtful accounts...     40         18         --         58
Year Ended December 31, 2000:
  Allowance for doubtful accounts...     58         32         --         90

                                 EXHIBIT INDEX

 Exhibit
   No.                                Document Name
 -------                              -------------
  3.1*   Amended and Restated Certificate of Incorporation of the Registrant.
  3.2*   Bylaws of the Registrant.

  4.1*   Specimen Certificate of the Registrant's common stock.

 10.1*   Form of Indemnification Agreement entered into between the Registrant and its directors and executive officers.+

 10.2*   1994 Stock Option Plan, as amended.+

 10.3*   2000 Stock Option/Stock Issuance Plan.+

 10.4*   2000 Stock Incentive Plan.+

 10.5*   2000 Employee Stock Purchase Plan.+

 10.6*   Office Lease for Santa Clara facility, dated October 3, 1996, by and between Talus Corporation, a California corporation, and the
          Registrant.

 10.7*   Promissory Note, dated May 11, 2000, by and between Albert Lee and the
          Registrant.+

 10.8*   Security Agreement, dated May 11, 2000, by and between Albert Lee and the Registrant.

 10.9*   Distributor Agreement, dated August 13, 1997, by and between Toyo
          Corporation and the Registrant.

 10.10* Employment Agreement dated December 5, 1997, by and between Albert Lee and the Registrant.+

 10.11*  Employment Agreement dated January 8, 1998, by and between Srikumar
          Chandran and the Registrant.+

 10.12*  Employment Agreement dated March 3, 1999, by and between Joseph
          Mendolia and the Registrant.+

 10.13* Employment Agreement dated May 1, 2000, by and between Dennis Evans and the Registrant.+

 10.14* Stock Purchase and Sale Agreement dated September 28, 2000, by and between Agilent Technologies, Inc. and the Registrant.

 10.15* Stock Purchase and Sale Agreement dated September 28, 2000, by and among Agilent Technologies, Inc. and the selling stockholders listed therein.

 10.16*  Investors' Rights Agreement dated September 28, 2000, by and between
          Agilent Technologies, Inc. and the Registrant.

 10.17* Stock Purchase and Sale Agreement dated September 26, 2000, by and between Toyo Corporation and the selling stockholders listed therein.

 10.18*  Investors' Rights Agreement dated September 26, 2000, by and between
          Toyo Corporation and the Registrant.

 21.1*   Subsidiaries of the Registrant.

 23.1    Consent of Independent Accountants

--------
* Previously filed as an exhibit to the Registrant's Registration Statement on Form S-1 (Registration No. 333-43866) as filed with the SEC on August 16, 2000, as subsequently amended, and incorporated in this annual report be reference.

+ Denotes management contract or compensatory plan.