Form 10-Q
period 2001-03-31
COMPUTER ACCESS TECHNOLOGY CORP
filed 2001-05-11
CIK 1120155

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


       For the Transition Period From ____________ To __________________

                    COMPUTER ACCESS TECHNOLOGY CORPORATION
            (exact name of registrant as specified in its charter)

             Delaware                                77-0302527
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

2403 Walsh Avenue, Santa Clara
            California                                               95051
(Address of principal executive offices)                           (Zip Code)

                                (408) 727-6600
             (Registrant's telephone number, including area code)

                        Common Stock, $0.001 par value
                               (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X]  No [_]


     As of May 1, 2001, there were 18,708,985 shares of the registrant's Common Stock outstanding.

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                    COMPUTER ACCESS TECHNOLOGY CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                           (unaudited in thousands)


                                                    December 31,    March 31,
                                                        2000          2001
                                                    -----------     --------
                          ASSETS

Current assets:
  Cash and cash equivalents.......................      $47,411      $46,762
  Short-term investments..........................          285           --
  Trade accounts receivable, net..................        2,452        1,762
  Related party receivable........................          756        1,388
  Inventories.....................................          799        1,105
  Deferred tax assets.............................          390          228
  Other current assets............................          771          806
                                                        -------      -------
    Total current assets..........................       52,864       52,051
Property and equipment, net.......................          832        1,020
Other assets......................................          196          188
                                                        -------      -------
                                                        $53,892      $53,259
                                                        =======      =======
              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable................................      $   543      $   738
  Accrued expenses................................        3,179        1,133
                                                        -------      -------
    Total current liabilities.....................        3,722        1,871
Deferred rent.....................................           13            2
                                                        -------      -------
    Total liabilities.............................        3,735        1,873
                                                        -------      -------
Stockholders' equity:
  Common Stock....................................           18           19
  Additional paid-in capital......................       54,029       53,816
  Deferred stock-based compensation...............       (7,853)      (6,042)
  Retained earnings...............................        3,963        3,593
                                                        -------      -------
    Total stockholders' equity....................       50,157       51,386
                                                        -------      -------
                                                        $53,892      $53,259
                                                        =======      =======

                            See accompanying notes.

                    COMPUTER ACCESS TECHNOLOGY CORPORATION

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              (unaudited in thousands, except per share amounts)

                                                                          Three Month Period Ended
                                                                                  March 31,
                                                                         ------------------------------------
                                                                              2000               2001
                                                                         ---------------    -----------------
Revenue............................................................              $ 4,338              $ 5,675
Cost of revenue (inclusive of amortization of deferred stock-based
  compensation of $55 and $176 in 2000 and 2001, respectively).....                1,005                1,265
                                                                         ---------------    -----------------
Gross profit.......................................................                3,333                4,410
                                                                         ---------------    -----------------
Operating expenses:
  Research and development (exclusive of amortization of deferred stock-based compensation of $162 and $726 in 2000 and 2001,
    respectively)..................................................                  937                1,916
  Sales and marketing (exclusive of amortization of deferred stock-based compensation of $216 and $215 in 2000 and 2001,
    respectively)..................................................                  492                  603
  General and administrative (exclusive of amortization of
    deferred stock-based compensation of $11 and $411 in 2000 and
    2001, respectively)............................................                  170                  807
  Amortization of deferred stock-based compensation................                  389                1,352
                                                                         ---------------    -----------------
      Total operating expenses.....................................                1,988                4,678
                                                                         ---------------    -----------------
Income (loss) from operations......................................                1,345                 (268)
Interest income....................................................                   67                  642
                                                                         ---------------    -----------------
Income before provision for income taxes...........................                1,412                  374
Provision for income taxes.........................................                  711                  744
                                                                         ---------------    -----------------
Net income (loss)..................................................              $   701              $  (370)
                                                                         ===============    =================
Net income (loss) per share:
  Basic............................................................              $  0.05              $ (0.02)
  Diluted..........................................................              $  0.05              $ (0.02)
                                                                         ===============    =================
Weighted average shares outstanding
  Basic............................................................               14,293               18,602
                                                                         ===============    =================
  Diluted..........................................................               15,261               18,602
                                                                         ===============    =================


                            See accompanying notes.

                    COMPUTER ACCESS TECHNOLOGY CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited in thousands)


                                                                          Three Month Period Ended
                                                                                  March 31,
                                                                         ----------------------------
                                                                             2000           2001
                                                                         -----------     ------------
Cash flows from operating activities:
 Net income (loss)..................................................      $    701        $    (370)
 Adjustments to reconcile net income (loss) to net cash provided by
  (used in) operating activities:
   Depreciation and amortization....................................            27               88
   Provision for doubtful accounts..................................            13                4
   Amortization of deferred stock-based compensation................           444            1,528
   Fair value of stock options in exchange for services.............            --                8
   Changes in assets and liabilities:
     Accounts receivable............................................          (497)              54
     Inventories....................................................           (89)            (306)
     Deferred tax assets............................................          (392)             162
     Other assets...................................................           (64)             (27)
     Accounts payable...............................................           210              195
     Accrued expenses...............................................           963           (2,046)
     Deferred rent..................................................            (2)             (11)
                                                                         -----------     ------------
        Net cash provided by (used in) operating activities.........         1,314             (721)
                                                                         -----------     ------------
Cash flows from investing activities:
 Acquisition of property and equipment..............................           (63)            (276)
 (Purchase) sale of short-term investments..........................        (1,843)             285
                                                                         -----------     ------------
        Net cash provided by (used in) investing activities.........        (1,906)               9
                                                                         -----------     ------------
Cash flows from financing activities:
 Proceeds from exercise of stock options                                         7               63
                                                                         -----------     ------------
         Net cash provided by financing activities..................             7               63
                                                                         -----------     ------------
Net decrease in cash and cash equivalents...........................          (585)            (649)
Cash and cash equivalents at beginning of period....................         4,195           47,411
                                                                         -----------     ------------
Cash and cash equivalents at end of period..........................      $  3,610        $  46,762
                                                                         ===========     ============
Supplemental information:
Cash paid for income taxes..........................................      $    728        $   2,858
                                                                         ===========     ============



                            See accompanying notes.

                    COMPUTER ACCESS TECHNOLOGY CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

     Computer Access Technology Corporation is a provider of advanced verification systems and connectivity products for existing and emerging digital communications standards. Our products are used by semiconductor, device, system and software companies at each phase of their products' lifecycles from development through production and market deployment.

     We have expertise in the USB, USB 2.0, IEEE 1394, Bluetooth, Infiniband and Ethernet standards and are actively engaged with our customers throughout their development and production processes. Utilizing our easy to use, color-coded software, the CATC Trace, our development products generate, capture, filter and analyze high speed communications traffic, allowing our customers to quickly discover and correct persistent and intermittent errors and flaws in their product design. Our production products are used in manufacturing to ensure that products comply with standards and operate with other devices as well as to assist system manufacturers in downloading software onto new computers. Our connectivity products are devices that translate communications traffic between USB and Ethernet and enable reliable, uninterrupted service for broadband Internet access. These connectivity products also allow for simple installation and incorporate an application specific integrated circuit, or ASIC, and our proprietary embedded software and software drivers.

Interim Financial Information and Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements as of March 31, 2001, and for the three month periods ended March 31, 2001 and 2000, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of Computer Access Technology Corporation and its wholly-owned subsidiary (collectively, "Computer Access Technology Corporation" or the "Company"). Intercompany accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position at March 31, 2001 and the operating results and cash flows for the three month periods ended March 31, 2001 and 2000. These unaudited condensed consolidated financial statements should be read in conjunctions with the Company's audited consolidated financial statements and notes for the year ended December 31, 2000.

     The unaudited condensed consolidated balance sheet at December 31, 2000 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements.

                    COMPUTER ACCESS TECHNOLOGY CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Concentrations of credit risk

     Revenue and accounts receivable of the customers comprising more than 10% of revenue or receivables are summarized as follows:

                                                                          Three Month Period Ended
                                                                                  March 31,
                                                                         -----------------------------
                                                                             2000             2001
                                                                         -----------     -------------
Revenue:
 Company A............................................................         17%             32%


                                                                           December 31,     March 31,
                                                                              2000            2001
                                                                         --------------  -------------
Accounts receivable:
 Company A............................................................         22%             36%
 Company B............................................................         15%              3%

NOTE 2 - COMPREHENSIVE INCOME

     Comprehensive income is defined as changes in equity of a company from transactions, other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners. There is no difference between net income and comprehensive income for the Company in any of the periods presented.

NOTE 3 - STOCK-BASED COMPENSATION

     In connection with certain stock option grants in 2000, 1999 and 1998, the Company recorded deferred stock-based compensation totaling $14,393,000 which represents the difference between the exercise price and the deemed fair value at the date of grant, which is being recognized over the vesting period of the related options. Amortization of deferred stock-based compensation was $1,528,000 in the quarter ended March 31, 2001, of which $176,000 was included in cost of revenue. Amortization of deferred stock-based compensation was $444,000 in the quarter ended March 31, 2000, of which $55,000 was included in cost of revenue. Amortization of deferred stock-based compensation on grants prior to December 31, 2000 is estimated to be approximately $4,766,000, $1,940,000, $768,000 and $96,000 in the years ending December 31, 2001, 2002,
2003 and 2004 respectively, and may change due to the granting of additional options or the cancellation of existing grants in future periods.

NOTE 4 - NET INCOME (LOSS) PER SHARE

     The Company computes net income (loss) per share in accordance with SFAS No. 128, Earnings per Share, and SEC Staff Accounting Bulletin ("SAB") No. 98. Under the provisions of SFAS No. 128 and SAB No. 98, basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net (loss) income per share excludes potential common stock if their effect is antidilutive. Potential common stock consists of incremental common shares issuable upon the exercise of stock options.

                    COMPUTER ACCESS TECHNOLOGY CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated (in thousands except per share data):


                                                                               Three Month Period Ended
                                                                                     March 31,
                                                                           ----------------------------
                                                                              2000            2001
                                                                           ------------    ------------
Numerator:
 Net income (loss)....................................................      $     701       $    (370)
                                                                           ============    ============
Denominator:
 Weighted average shares outstanding..................................         14,293          18,602
                                                                           ------------    ------------
 Denominator for basic calculation....................................         14,293          18,602
 Dilutive effect of stock options.....................................            968              --
                                                                           ------------    ------------
 Denominator for diluted calculation..................................         15,261          18,602
                                                                           ============    ============
Net income (loss) per share:
 Basic................................................................      $    0.05       $   (0.02)
                                                                           ============    ============
 Diluted..............................................................      $    0.05       $   (0.02)
                                                                           ============    ============

NOTE 5 - INVENTORIES

     Inventories consist of the following (in thousands):

                                                                            December 31,      March 31,
                                                                           --------------  -------------
                                                                                2000            2001
                                                                           --------------  -------------
Raw materials.........................................................      $     361       $     496
Work in progress......................................................            160             259
Finished goods........................................................            278             350
                                                                           --------------  -------------
                                                                            $     799       $   1,105
                                                                           ==============  =============

NOTE 6 - INCOME TAXES

     The reconciliation between the effective tax rates and statutory federal income tax rate is shown in the following table:

                                                                                 Three Month Period Ended
                                                                                        March 31,
                                                                                ----------------------------
                                                                                    2000            2001
                                                                                ------------     -----------
Statutory federal income tax rate..........................................         34.0%            35.0%
State taxes, net of federal income tax benefit.............................          7.0             25.7
Amortization of deferred stock-based compensation..........................         10.7            143.1
Other......................................................................         (1.3)            (4.9)
                                                                                ------------     -----------
   Effective tax rate......................................................         50.4%           198.9%
                                                                                ============     ===========

                    COMPUTER ACCESS TECHNOLOGY CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 - REPORTABLE SEGMENTS AND GEOGRAPHIC INFORMATION

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

Segment information (in thousands)


                                                                                                     Unallocated
                                                                                                     Stock-based
                                                 Development      Production      Connectivity      Compensation
                                                  Products         Products        Products            Expense           Total
                                               ---------------   -------------   ---------------   -----------------   ----------
Three Month Period Ended March 31, 2000
   Segment revenue from external
     customers...........................         $2,208            $1,235           $  895             $  --            $4,338
   Segment gross profit..................         $1,948            $1,025           $  415             $ (55)           $3,333

Three Month Period Ended March 31, 2001
   Segment revenue from external
     customers...........................         $4,325            $  503           $  847             $  --            $5,675
   Segment gross profit..................         $3,844            $  414           $  328             $(176)           $4,410

Geographic information (in thousands):

                                                                                    Long-Lived
                                                                 Revenue             Assets
                                                              --------------      --------------
Three Month Period Ended March 31, 2000
      North America.................................            $  2,645             $   291
      Europe........................................                 654                  --
      Asia..........................................               1,028                  --
      Rest of world.................................                  11                  --
                                                              ------------        --------------
        Total.......................................            $  4,338             $   291
                                                              ============        ==============
Three Month Period Ended March 31, 2001
      North America.................................            $  2,322             $   835
      Europe........................................                 845                 185
      Asia..........................................               2,462                  --
      Rest of world.................................                  46                  --
                                                              ------------        --------------
        Total.......................................            $  5,675             $ 1,020
                                                              ============        ==============

Revenues are attributed to countries based on delivery locations. Sales to foreign customers accounted for 39% and 59% of revenue during the quarters ended March 31, 2000 and 2001, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following information should be read in conjunction with the unaudited condensed consolidated financial information and notes thereto included in Item 1 of this report and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in our Form 10-K as filed with the Securities and Exchange Commission on March 12, 2001.

     The following "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements within the meaning of the federal securities laws. These statements may contain words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," or other wording indicating future results. Forward-looking statements are subject to risks and uncertainties. Actual results may differ materially from the results discussed in forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those discussed under "Risk Factors" following "Recent Accounting Pronouncements" below, and elsewhere in this report. We undertake no obligation to revise or update any forward-looking statements to reflect any event or circumstance that may arise after the date of this report.

Overview

     We are a provider of advanced verification systems and connectivity products for existing and emerging digital communications standards such as USB, IEEE 1394, Bluetooth wireless technology, Infiniband and Ethernet. Our products are used by semiconductor, device, system and software companies at each phase of their products' lifecycles from development through production and market deployment. Our verification systems consist of development and production products that accurately monitor communications traffic and diagnose operational problems to ensure that products comply with standards and operate with other devices as well as to assist system manufacturers in downloading software onto new computers. Our connectivity products enable reliable, uninterrupted service for broadband Internet access. We currently outsource most of the manufacturing of our verification systems and connectivity products so that we may concentrate our resources on the design, development and marketing of our existing and new products.

     We were formed in February 1992 and offered our first verification system and our first connectivity product in 1996. Our product offerings have expanded to include a range of analyzers, testers and connectivity products, including FireInspector, our 1394 bus and protocol analyzer; NetMate Plus, a USB connectivity product; UPT, a USB production product; IBTracer, our Infiniband bus protocol analyzer and first module for our Universal Protocol Analyzer System; USBTracer, our fifth generation USB bus and protocol analyzer and Merlin, a Bluetooth wireless protocol analyzer.

     We report our revenue and gross profit in three business segments: development, production and connectivity products. In the quarter ended March 31, 2001, our revenue from our development products was $4.3 million, from production products was $503,000 and from connectivity products was $847,000. Historically, we have generated a majority of our revenue across all segments from products for the USB standard. Revenue from our USB products accounted for approximately 64.1% of our revenue in the quarter ended March 31, 2001, of which 17.7% was from our USB 2.0 products.

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

     We sell our products to technology, infrastructure and application companies through our direct sales force and indirectly through our distributors and resellers. Historically, a significant portion, but less than half of our revenue, has been derived from customers outside of the United States. In the quarter ended March 31, 2001, 59.1% of our revenue was derived from international customers, of which 31.9% was derived from customers based in Japan, 11.5% was derived from customers based in other parts of Asia, and 14.9% was derived from customers based in Europe. International revenue increased as a percentage of total revenue in the quarter primarily due to the general economic slow down in the United States. All of our revenue and accounts receivable are denominated in U.S. dollars. Although seasonality affects many of our target markets, to date our revenues and financial condition as a whole have not been materially impacted by seasonality.

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

     We expect that our planned new product releases and the industry's adoption of new technologies should enable us to grow our revenue for 2001, although the overall economic environment continues to create uncertainties for us and our customers. We have experienced some weakness in each of our business segments as a result of slowing growth in the global economy and delays in orders as a result of reduced spending by many of our customers. Our near term financial results have been and may continue to be affected by our decision to accelerate sales, marketing and research and development spending in the first and future quarters of 2001.

Results of Operations

     The following table presents selected consolidated financial data for the periods indicated as a percentage of revenue:


                                                                    Three Month Period
                                                                      Ended  March 31,
                                                                 ---------------------------
                                                                      2000          2001
                                                                 ------------    -----------
Consolidated Statement of Income Data:
Revenue.....................................................         100.0%          100.0%
Cost of Revenue.............................................          23.2            22.3
                                                                   ------------    -----------
Gross profit................................................          76.8            77.7
                                                                   ------------    -----------
Operating expenses:
  Research and development..................................          21.6            33.8
  Sales and marketing.......................................          11.3            10.6
  General and administrative................................           3.9            14.2
  Amortization of deferred stock-based compensation.........           9.0            23.8
                                                                   ------------    -----------
      Total operating expenses..............................          45.8            82.4
                                                                   ------------    -----------
Income (loss) from operations...............................          31.0            (4.7)
Interest income.............................................           1.5            11.3
                                                                   ------------    -----------
Income before provision for income taxes....................          32.5             6.6
Provision for income taxes..................................          16.3            13.1
                                                                   ------------    -----------
Net income (loss)...........................................          16.2%           (6.5)%
                                                                   ============    ===========

Comparisons of Quarters Ended March 31, 2000 and 2001

     Revenue. Our revenue was $5.7 million in the quarter ended March 31, 2001 and $4.3 million in the quarter ended March 31, 2000. This represents an increase of 30.8% from the quarter ended March 31, 2000 to the quarter ended March 31, 2001. The increase in revenue was due primarily to sales of our new products, including our Merlin Bluetooth Analyzer and our Advisor USB 2.0 Analyzer, which represented $2.4 million, offset by decreases in our sales of production products of $732,000. Revenue from international customers increased by 97.4%, while domestic revenue decreased by 12.0%. International revenue represented 59.1% of our revenue in the quarter ended March 31, 2001,as compared to 39.0% in the quarter ended March 31, 2000. Revenue from Japan, through our distributor Toyo, represented 31.9% of our total revenue in the quarter ended March 31, 2001, as compared to 16.9% in the quarter ended March 31, 2000.

     Cost of Revenue and Gross Profit. Our gross profit was $4.4 million in the quarter ended March 31, 2001 and $3.3 million in the quarter ended March 31, 2000. This represent an increase of 32.3% from the quarter ended March 31, 2000 to the quarter ended March 31, 2001. The dollar increase was primarily the result of increased unit sales from quarter to quarter. Our gross margin was 77.7% in the quarter ended March 31, 2001 and 76.8% in the quarter ended March 31, 2000. The increase in gross margin was due primarily to the change in the mix of our revenue by business segment, with our higher margin business segment, development products, increasing as a percentage of total revenue by 25%, and our lower margin business segment, connectivity products, decreasing as a percentage of revenue by 5.7%. Excluding amortization of deferred stock-based compensation, our gross margin would have been 80.8% in the quarter ended March 31, 2001 and 78.1% in the quarter ended March 31, 2000.

     Research and Development. Our research and development expenses were $1.9 million in the quarter ended March 31, 2001 and $937,000 in the quarter ended March 31, 2000. This represents an increase of 104.5% from the quarter ended March 31, 2000 to the quarter ended March 31, 2001. Research and development expenses represented 33.8% of revenue in the quarter ended March 31, 2001 and 21.6% of revenue in the quarter ended March 31, 2000. The dollar and percentage of revenue increase was primarily due to an increase in personnel and related costs of $894,000.

     Sales and Marketing. Our sales and marketing expenses were $603,000 in the quarter ended March 31, 2001 and $492,000 in the quarter ended March 31, 2000. This represents an increase of 22.6% from the quarter ended March 31, 2000 to the quarter ended March 31, 2001. Sales and marketing expenses represented 10.6% of revenue in the quarter ended March 31, 2001 and 11.3% of revenue in the quarter ended March 31, 2000. The dollar increase was primarily due to increases in personnel and related costs of approximately $100,000. The decrease as a percentage of revenue was primarily due to revenue growth of approximately 30.8% from the quarter ended March 31, 2000 to the quarter ended March 31, 2001.

     General and Administrative. Our general and administrative expenses were $807,000 in the quarter ended March 31, 2001 and $170,000 in the quarter ended March 31, 2000. This represents an increase of 374.7% from the quarter ended March 31, 2000 to the quarter ended March 31, 2001. General and administrative expenses represented 14.2% of revenue in the quarter ended March 31, 2001 and 3.9% of revenue in the quarter ended March 31, 2000. The dollar increase and percentage of revenue increase was primarily due to the addition of management and administrative personnel and related costs of $223,000 and the increase in professional services of $281,000, primarily legal fees.

     Interest Income. Interest income was $642,000 in the quarter ended March 31, 2001 and $67,000 in the quarter ended March 31, 2000. The increase was the result of additional excess cash balances and the proceeds from our initial public offering in November 2000.

     Provision for Income Taxes. Provision for income taxes was $744,000 in the quarter ended March 31, 2001 and $711,000 in the quarter ended March 31, 2000. These amounts represent an increase of 4.6% from the quarter ended March 31, 2000 to the quarter ended March 31, 2001. Our effective tax rate increased from 50.4% in the quarter ended March 31, 2000 to 198.9% in the quarter ended March 31, 2001 due primarily to an increase in the amortization of deferred stock-based compensation. Our effective tax rate after excluding the effect of amortization of deferred stock-based compensation was 39.1% in the quarter ended March 31, 2001 and 38.3% in the quarter ended March 31, 2000.

     Net Income (loss). Our net loss was $370,000 in the quarter ended March 31, 2001 and our net income was $701,000 in the quarter ended March 31, 2000. Our net loss represented 6.5% of revenue in the quarter ended March 31, 2001 and our net income represented 16.2% of revenue in the quarter ended March 31, 2000. The net loss in the quarter ended March 31, 2001 was primarily the result of an increase in the amortization of deferred stock-based compensation and operating costs from the quarter ended March 31, 2000. Net income before the effect of the amortization of deferred stock-based compensation was $1.2 million in the quarter ended March 31, 2001 and $1.1 million in the quarter ended March 31, 2000.

     Amortization of Deferred Stock-based Compensation. Amortization of deferred stock-based compensation represents the difference between the exercise price and the deemed fair value at the date of grant, in connection with certain stock option grants in 2000, 1999 and 1998, which is being recognized over the vesting period of the related options. Amortization of deferred stock-based compensation was $1.5 million in the quarter ended March 31, 2001, of which $176,000 was included in cost of revenue during that period. Amortization of deferred stock-based compensation was $444,000 in the quarter ended March 31, 2000, of which $55,000 was included in cost of revenue during that period. Amortization of deferred stock-based compensation on grants prior to December 31, 2000 is estimated to be approximately $4,766,000, $1,940,000, $768,000 and $96,000 in
the years ending December 31, 2001, 2002, 2003 and 2004 respectively, and may change due to the granting of additional options or the cancellation of existing grants in future periods.

     The following table sets forth net income and net income per share, both after excluding the amortization of deferred stock-based compensation (in thousands, except per share amounts).

                                                                                   Three Month Period Ended
                                                                                          March 31,
                                                                                ----------------------------
                                                                                    2000            2001
                                                                                ------------   -------------
Net income, excluding amortization of deferred compensation.................     $  1,145       $    1,158
Net income per share, excluding amortization of deferred compensation
   Basic....................................................................     $   0.08       $     0.06
   Diluted..................................................................     $   0.08       $     0.06

Weighted average shares outstanding
   Basic....................................................................       14,293           18,602
   Diluted..................................................................       15,261           19,768

Liquidity and Capital Resources

     Our operating cash flow requirements have generally increased reflecting the expanding scope and level of our activities. Since our inception, we have financed our operations primarily through cash flows from operating activities. In November 2000, we received net proceeds of $38.3 million from the initial public offering of our common stock.

     As of March 31, 2001, our principal sources of liquidity were $46.8 million in cash and cash equivalents. In the quarter ended March 31, 2001, cash used in operating activities of $721,000 primarily consisted of net loss of $370,000, an increase in the level of inventory of $306,000, and a decrease in accrued expenses of $2.1 million, offset by an increase in amortization of deferred stock-based compensation of $1.5 million, an increase in accounts payables of $195,000, a decrease in deferred tax assets of $162,000, depreciation expense of $88,000 and a decrease in accounts receivable of $54,000. The decrease in accrued expenses primarily related to decreased income tax accruals of $2.2 million and increased accrued expenses from operations of $204,000. Cash provided by investing activities was $9,000, related to the proceeds from the sale of short-term investments of $285,000 offset by capital expenditures of $276,000. Cash provided by financing activities of $63,000 related to the proceeds from the exercise of stock options.

     In the quarter ended March 31, 2000, cash provided by operating activities of $1.3 million primarily consisted of net income of $701,000, an increase in the level of inventory of $89,000, amortization of deferred stock-based compensation of $444,000, an increase in accrued expenses of $590,000, an increase in accounts payable of $210,000, and an increase in deferred revenue of $373,000, offset by an increase in accounts receivable of $497,000, an increase in deferred tax assets of $392,000, and a decrease in other assets of $64,000. Cash used in investing activities of $1.9 million related to the purchase of short-term investments of $1.8 million and capital expenditures of $63,000.

     As of March 31, 2001, we had cash and cash equivalents of $46.8 million, working capital of $50.2 million and no debt. We believe that the net proceeds from our initial public offering in November 2000, together with funds generated from operations, will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. Thereafter, we may find it necessary to obtain additional equity or debt financing. If we are required to raise additional funds, we may not be able to do so on acceptable terms or at all. In addition, if we issue new securities, stockholders might experience dilution or the holders of the new securities might have rights, preferences or privileges senior to those of existing stockholders.

Recent Accounting Pronouncements

     In various areas, including revenue recognition and stock-based compensation, accounting standards and practices continue to evolve. The SEC has recently issued interpretive guidance relating to SAB 101, and the FASB continues to address revenue recognition and other related accounting issues. We believe we comply with all of the rules and related guidance as they currently exist. However, any changes to generally accepted accounting principles in the United States of America in these areas would likely affect our results of operations.

RISK FACTORS

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

     We currently derive a substantial majority of our revenue from sales of our USB products. Revenue from sales of our USB products accounted for approximately 64.1% of our revenue in the quarter ended March 31, 2001. We expect that revenue from these products will continue to account for a substantial portion of our revenue for the foreseeable future. If the market does not continue to accept our USB products, our revenue will decline significantly. Factors that may affect the market acceptance of our current USB products include the continued growth of the markets for USB compliant devices as well as the performance and pricing of our USB products and the availability, functionality and price of competing products. Companies must also modify their products to support new versions of USB as they are developed, such as USB 2.0. Many of these factors are beyond our control. In addition, in order to maintain widespread market acceptance, we must continue to differentiate ourselves from the competition through our technical expertise, product offerings and brand name recognition. Failure of our USB products to maintain market acceptance would adversely impact our revenue.

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

We continue to face uncertainty relating to economic conditions affecting our customers.

     At this time, we continue to see uncertainty in the degree to which current adverse business and economic conditions may negatively affect growth and capital spending by our existing and potential customers. Although we reported continued revenue growth in the first quarter over the same quarter last year notwithstanding these uncertainties, we cannot predict whether or when current adverse economic trends affecting many sectors of technology companies may adversely impact our results.

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

     We obtain some parts, components and packaging used in our products from sole sources of supply. For example, we obtain field programmable gate array integrated circuits from Altera, ASICs from LSI Logic through Wyle Electronics and micro-controllers from Intel and Cypress Semiconductor. If suppliers are unable to meet our demand for sole source components at reasonable costs and if we are unable to obtain an alternative source or the price for an alternative source is prohibitive, our ability to maintain timely and cost-effective production of our products would be harmed. In addition, because we rely on purchase orders rather than long-term contracts with our suppliers, including our sole source suppliers, we cannot predict with certainty our ability to obtain components in the longer term. If we are unable to obtain components or receive a smaller allocation of components than is necessary to manufacture products in quantities sufficient to meet demand, customers could choose to purchase competing products.

If our distributors and resellers do not actively sell our products, our product sales may decline.

     We sell a substantial portion of our products through distributors and resellers, including Toyo, our distributor in Japan, which accounted for approximately 31.9% of our revenue in the quarter March 31, 2001. Our distributors and resellers generally offer products from multiple manufacturers. Accordingly, there is a risk that these distributors and resellers may give higher priority to selling products from other suppliers and reduce their efforts to sell our products. Our distributors and resellers may not market our products effectively or continue to devote the resources necessary to provide us with effective sales, marketing and technical support. Our distributors and resellers may on occasion build inventories in anticipation of substantial growth in sales and, if growth does not occur as rapidly as anticipated, may decrease the quantity of products ordered from us in subsequent quarters. A slowdown in orders from our distributors could reduce our revenue in any given quarter and give rise to fluctuations in our operating results.

     In addition, our sales to Toyo are made on the basis of purchase orders rather than a long-term commitment. Our sales to our other distributors are made by purchase orders. The loss of any one of our major distributors, or the delay of significant orders from these distributors, could result in decreased revenue.

If we are unable to hire and retain additional sales, marketing, engineering, operations and finance personnel, our growth will be impaired.

     To grow our business successfully and maintain a high level of quality, we will need to recruit, retain and motivate additional highly skilled sales, marketing, engineering, operations and finance personnel. If we are not able to hire and retain a sufficient number of qualified employees, our growth will be impaired. In particular, as a company focused on the development of complex products, we will need to hire additional hardware and software developers and engineers and project managers of various experience levels in order to keep pace with technological change and develop products that meet the needs of rapidly evolving markets. Competition for skilled employees, particularly in the San Francisco Bay Area, is intense. We may have even greater difficulty recruiting potential employees if prospective employees perceive the equity component of our compensation package to be less valuable as a results of market fluctuations in the price of our common stock.

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

     Our ability to offer products and implement our business plan successfully in a rapidly evolving market requires an effective planning and management process. We increased our headcount by 13.9% in the quarter ended March 31, 2001. This growth may place a significant strain on our management systems, infrastructure and other resources. We expect that we will need to continue to improve our financial and managerial controls, reporting systems and procedures. For example, we intend to migrate our operations to a new enterprise resource planning system that affects almost every facet of our business operations. Typically, these conversions negatively affect a company's near-term ability to conduct business due to problems such as historical data conversion errors, personnel training time associated with the new system, delays in implementation or unforeseen technical problems during conversion. If problems arise during this transition, we could experience delays in or lack of shipping, an inability to support our existing customer base, delays in paying vendors, delays in collecting from customers, an inability to place or receive product orders or other operational problems. If this were to occur, our profitability or financial position could be negatively impacted. If we are not able to manage our growth effectively and efficiently, the quality of our products, our ability to retain key personnel and our operating results could suffer.

Our products may contain defects that cause us to incur significant costs, divert our attention from product development efforts and result in a loss of customers.

     Highly complex products such as our verification systems and connectivity products frequently contain defects when they are first introduced or as new versions are released. Although none of our products has contained any material defects in the past, our products may contain defects of this nature in the future. If any of our products contains defects or have reliability, quality or compatibility problems, our reputation may be damaged and customers may be reluctant to buy our products. As a result, our ability to retain existing customers or attract new customers could be harmed. In addition, these defects could interrupt or delay sales to our customers. We may have to invest significant capital and other resources to alleviate these problems. If any of these problems remains undiscovered until after we have commenced commercial production of a new product, we may be required to incur additional development costs and product recall, repair or replacement costs. These problems may also result in claims against us by our customers or others. In addition, these problems may divert our technical and other resources from other development efforts.

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

     Because we sell our products worldwide, our business is subject to risks associated with doing business internationally. We recognized 59.1% of our revenue from sales to international customers in the quarter ended March 31, 2001. We anticipate that revenue from international operations will continue to represent a substantial portion of our revenue. In addition, several of our manufacturers' facilities and suppliers are located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including:

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

     To date, we protect our proprietary processes, software, know-how and other intellectual property and related rights through copyrights, trademarks and maintenance of trade secrets, including entering into confidentiality agreements. Our success and ability to compete depend in part on our proprietary technology. We currently do not have any patents. Although we have three patents pending, patents may not issue as a result of these or other patent applications. Any patents that ultimately issue may be successfully challenged by others or invalidated, or may not provide us with a significant competitive advantage. Third parties may breach confidentiality agreements or other protective contracts into which we have entered, and we may not be able to enforce our rights in the event of these breaches. We may be required to spend significant resources to monitor and police our intellectual property rights, including pursuing remedies in court. We may become involved in legal proceedings against other parties, which may also cause other parties to assert claims against us. We report material pending legal proceedings, if any, under the separate caption "Part II, Item 1. Legal Proceedings" elsewhere in this report. However, in the future, we may not be able to detect infringement and may lose competitive position in our markets before we do so. In addition, competitors may design around our technologies or develop competing technologies. The laws of other countries in which we market our products might offer little or no effective protection of our proprietary technology. Reverse engineering, unauthorized copying or other misappropriation of our proprietary technology could enable third parties to benefit from our technology without paying us for it, which could significantly harm our business.

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

The energy crisis in California may cause our operating results to suffer.

     California is in the midst of an energy crisis that could disrupt our operations and increase our expenses. Suppliers of electric power have on some occasions implemented, and may in the future continue to implement, rolling blackouts throughout California. We currently do not have backup generators or alternate sources of power in the event of a blackout, and our current insurance does not provide coverage for any damages our customers or we may suffer as a result of any interruption in the power supply. If blackouts interrupt our power supply, we would be temporarily unable to continue operations at our facilities in California. Any such interruption in our ability to continue operations at our facilities could damage our reputation, harm our ability to retain existing customers and to obtain new customers, and result in lost revenue, any of which could substantially harm our business and results of operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with an interest rate fixed at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. As of March 31, 2001, all of our investments were in money market funds, certificates of deposit or high quality commercial paper.

Part II - OTHER INFORMATION


Item 1.  Legal Proceedings

     On December 29, 2000, we filed in the United States District Court for the Northern District of California a complaint against Catalyst Enterprises, Inc., alleging trade dress infringement, copyright infringement, and unfair competition, and seeking damages and injunctive relief. We believe that the interface design that Catalyst uses in one of its new products infringes our CATC Trace dress and our copyright interests in the CATC Trace and that use of this design is unlawful and constitutes unfair competition. On March 9, 2001, we served the complaint on Catalyst. On March 28, 2001, we filed a motion requesting a preliminary injunction be entered against Catalyst. On April 6, 2001, Catalyst responded by denying each of the substantive claims and asserting unfair competition counterclaims, and seeking recovery of damages and attorneys' fees. We cannot predict the outcome of this matter at this time.

Item 6.  Exhibits and Reports on Form 8-K

         a. Exhibits.

            Exhibit No.        Document Name
            ----------         -------------
            3.1* Amended and Restated Certificate of Incorporation of the Registrant.

            3.2*         Bylaws of the Registrant.

            4.1*         Specimen Certificate of the Registrant's common stock.

            * Previously filed as an exhibit to the Registrant's Registration Statement on Form S-1 (Registration No. 333-43866) as filed with the SEC on August 16, 2000, as subsequently amended, and incorporated in this quarterly report by reference.

         b. Reports on Form 8-K

            None

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date May 11, 2001                    Computer Access Technology Corporation


                                By:  /s/ Dennis W. Evans
                                     -------------------------------------------
                                     Dennis W. Evans
                                     Vice President, Chief Financial Officer and
                                     Secretary (Principal Financial Officer and
                                     Principal Accounting Officer)