Form 10-Q
period 2001-06-30
COMPUTER ACCESS TECHNOLOGY CORP
filed 2001-08-14
CIK 1120155

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q


[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2001

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


       For the Transition Period From ____________ To __________________

                       Commission File Number: 000-31863

                     COMPUTER ACCESS TECHNOLOGY CORPORATION
             (exact name of registrant as specified in its charter)

          Delaware                                        77-0302527
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)

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

                                Yes [X]  No [_]


     As of July 31, 2001, there were 18,788,612 shares of the registrant's Common Stock outstanding.

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                     COMPUTER ACCESS TECHNOLOGY CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                            (unaudited in thousands)


                                                                                               December 31, June 30,
                                                                                                   2000       2001
                                                                                                 -------    -------
                                         ASSETS
Current assets:
  Cash and cash equivalents...............................................................       $47,411    $47,446
  Short-term investments..................................................................           285         --
  Trade accounts receivable, net..........................................................         2,452      1,714
  Related party receivable................................................................           756        547
  Inventories.............................................................................           799      1,064
  Deferred tax assets.....................................................................           390        228
  Other current assets....................................................................           771      1,442
                                                                                                 -------    -------
    Total current assets..................................................................        52,864     52,441
Property and equipment, net...............................................................           832      1,173
Other assets..............................................................................           196        132
                                                                                                 -------    -------
                                                                                                 $53,892    $53,746
                                                                                                 =======    =======
                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable........................................................................       $   543    $   865
  Accrued expenses........................................................................         3,179      1,092
                                                                                                 -------    -------
    Total current liabilities.............................................................         3,722      1,957
Deferred rent.............................................................................            13          3
                                                                                                 -------    -------
    Total liabilities.....................................................................         3,735      1,960
                                                                                                 -------    -------
Stockholders' equity:
  Common Stock............................................................................            18         19
  Additional paid-in capital..............................................................        54,029     53,791
  Deferred stock-based compensation.......................................................        (7,853)    (4,530)
  Retained earnings.......................................................................         3,963      2,506
                                                                                                 -------    -------
    Total stockholders' equity............................................................        50,157     51,786
                                                                                                 -------    -------
                                                                                                 $53,892    $53,746
                                                                                                 =======    =======

                            See accompanying notes.

                    COMPUTER ACCESS TECHNOLOGY CORPORATION

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              (unaudited in thousands, except per share amounts)

                                                                 Three Month Period Ended               Six Month Period Ended
                                                                          June 30,                              June 30,
                                                                ---------------------------            -------------------------
                                                                  2000               2001               2000               2001
                                                                 ------            --------            ------             ------
Revenue.....................................................     $ 4,444           $ 4,147              $ 8,782          $ 9,822
Cost of revenue (inclusive of amortization of
  deferred stock-based compensation of $57 and $170
  in the three month period ended June 30, 2000 and
  2001, respectively,  and of $112 and $346 in the
  six month period ended June 30, 2000 and 2001,
  respectively).............................................       1,163             1,213                2,168            2,478
                                                                 -------           -------              -------          -------
Gross profit................................................       3,281             2,934                6,614            7,344
                                                                 -------           -------              -------          -------
Operating expenses:
   Research and development (exclusive of
     amortization of deferred stock-based
     compensation of $174 and $750 in the
     three month period ended June 30, 2000
     and 2001, respectively, and of $336 and
     $1,476 in the six month period ended June 30,
     2000 and 2001, respectively)...........................         945             1,793                1,882            3,709

   Sales and marketing (exclusive of amortization
     of deferred stock-based compensation of $194
     and $145 in the three month period ended June
     30, 2000 and 2001, respectively, and of $411
     and $360 in the six month period ended June 30,
     2000 and 2001, respectively)...........................         611               774                1,103            1,377

   General and administrative (exclusive of amortization
     of deferred stock-based compensation of $15 and $371 in
     the three month period ended June 30, 2000 and 2001,
     respectively, and of $25 and $782 in the six month
     period ended June 30, 2000 and 2001,respectively)......         263               757                  433            1,564

   Amortization of deferred stock-based compensation........         383             1,266                  772            2,618
                                                                 -------           -------              -------          -------
        Total operating expenses............................       2,202             4,590                4,190            9,268
                                                                 -------           -------              -------          -------
Income (loss) from operations...............................       1,079            (1,656)               2,424           (1,924)
Interest income.............................................          89               532                  156            1,174
                                                                 -------           -------              -------          -------
Income (loss) before provision (benefit) for income taxes...       1,168            (1,124)               2,580             (750)
Provision (benefit) for income taxes........................         614               (37)               1,325              707
                                                                 -------           -------              -------          -------
Net income (loss)...........................................     $   554           $(1,087)             $ 1,255          $(1,457)
                                                                 =======           =======              =======          =======
Net income (loss) per share:
    Basic...................................................     $  0.04           $ (0.06)             $  0.09          $ (0.08)
                                                                 =======           =======              =======          =======
    Diluted.................................................     $  0.04           $ (0.06)             $  0.08          $ (0.08)
                                                                 =======           =======              =======          =======
Weighted average shares outstanding
    Basic...................................................      14,359            18,712               14,359           18,657
                                                                 =======           =======              =======          =======
    Diluted.................................................      15,531            18,712               15,508           18,657
                                                                 =======           =======              =======          =======

                            See accompanying notes.

                    COMPUTER ACCESS TECHNOLOGY CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited in thousands)

                                                                               Six Month Period Ended
                                                                                      June 30,
                                                                               -----------------------
                                                                                 2000           2001
                                                                               --------       --------
Cash flows from operating activities:
 Net income (loss)...........................................................   $ 1,255        $(1,457)
 Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Depreciation and amortization.............................................        57            195
   Provision for doubtful accounts...........................................        21              4
   Amortization of deferred stock-based compensation.........................       884          2,964
   Fair value of stock options in exchange for services......................        --             16
   Changes in assets and liabilities:
     Accounts receivable.....................................................      (826)           943
     Inventories.............................................................      (286)          (265)
     Deferred tax assets.....................................................      (726)           162
     Other assets............................................................      (219)          (607)
     Accounts payable........................................................       168            322
     Accrued expenses........................................................     1,958         (2,087)
     Deferred rent...........................................................        (4)           (10)
                                                                                -------        -------
        Net cash provided by operating activities............................     2,282            180
                                                                                -------        -------
Cash flows from investing activities:
 Acquisition of property and equipment.......................................      (136)          (536)
 (Purchase) sale of short-term investments...................................    (1,161)           285
 Acquisition of other assets.................................................      (125)            --
                                                                                -------        -------
        Net cash used in investing activities................................    (1,422)          (251)
                                                                                -------        -------
Cash flows from financing activities:
 Proceeds from exercise of stock options.....................................       103            106
                                                                                -------        -------
        Net cash provided by financing activities............................       103            106
                                                                                -------        -------
Net increase in cash and cash equivalents....................................       963             35
Cash and cash equivalents at beginning of period.............................     4,195         47,411
                                                                                -------        -------
Cash and cash equivalents at end of period...................................   $ 5,158        $47,446
                                                                                =======        =======
Supplemental information:
Cash paid for income taxes...................................................   $ 1,625        $ 3,133
                                                                                =======        =======

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

Interim Financial Information and Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements as of June 30, 2001, and for the three and six month periods ended June 30, 2001 and 2000, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of Computer Access Technology Corporation and its wholly-owned subsidiary (collectively, "Computer Access Technology Corporation" or the "Company"). Intercompany accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position at June 30, 2001, the consolidated operating results for the three and six month periods ended June 30, 2001 and 2000 and consolidated cash flows for the six month periods ended June 30, 2001 and 2000. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes for the year ended December 31, 2000.

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

                    COMPUTER ACCESS TECHNOLOGY CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Concentrations of credit risk

     Revenue and accounts receivable of each customer comprising more than 10% of revenue or receivables are summarized as follows:

                                            Six Month Period Ended
                                                   June 30,
                                            ----------------------
                                              2000          2001
                                            --------      --------
Revenue:
 Company A...........................          13%           26%

                                            December 31,   June 30,
                                               2000          2001
                                            ------------   --------
Accounts receivable:
 Company A...........................           22%           22%
 Company B...........................           15%           --
 Company C...........................            6%           11%


NOTE 2 - COMPREHENSIVE INCOME

     Comprehensive income is defined as changes in equity of a company from transactions, other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners. There is no difference between net income and comprehensive income for the Company in any of the periods presented.

NOTE 3 - STOCK-BASED COMPENSATION

     In connection with certain stock option grants in 2000, 1999 and 1998, the Company recorded deferred stock-based compensation totaling $14,393,000 which represents the difference between the exercise price and the deemed fair value at the date of grant, which is being recognized over the vesting period of the related options. Amortization of deferred stock-based compensation was $1,436,000 and $2,964,000 in the quarter ended June 30, 2001 and the six month period ended June 30, 2001, respectively, of which $170,000 and $346,000 was included in cost of revenue in the quarter ended June 30, 2001 and the six month period ended June 30, 2001, respectively. Amortization of deferred stock-based compensation was $440,000 and $884,000 in the quarter ended June 30, 2000 and the six month period ended June 30, 2000, respectively, of which $57,000 and $112,000 was included in cost of revenue in the quarter ended June 30, 2001 and the six month period ended June 30, 2001, respectively. Amortization of deferred stock-based compensation on grants prior to December 31, 2000 is estimated to be approximately $1,727,000 in the six month period ending December 31, 2001 and $1,939,000, $768,000 and $96,000 in the years ending December 31,
2001, 2002, 2003 and 2004, respectively, and may change due to the granting of additional options or the cancellation of existing grants in future periods.

NOTE 4 - NET INCOME (LOSS) PER SHARE

     The Company computes net income (loss) per share in accordance with SFAS No. 128, Earnings per Share, and SEC Staff Accounting Bulletin ("SAB") No. 98. Under the provisions of SFAS No. 128 and SAB No. 98, basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net (loss) income per share excludes potential common stock if its effect is antidilutive. Potential common stock consists of incremental common shares issuable upon the exercise of stock options.

                    COMPUTER ACCESS TECHNOLOGY CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT


     The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated (in thousands except per share data):

                                                         Three Month Period Ended     Six Month Period Ended
                                                                June 30,                     June 30,
                                                         ------------------------     ----------------------
                                                             2000         2001            2000        2001
                                                           -------      -------         -------     -------
Numerator:
 Net income (loss)...................................      $   554      $(1,087)        $ 1,255     $(1,457)
                                                           =======      =======         =======     =======
Denominator:
 Weighted average shares outstanding.................       14,359       18,712          14,359      18,657
                                                           -------      -------         -------     -------
 Denominator for basic calculation...................       14,359       18,712          14,359      18,657
 Dilutive effect of stock options....................        1,172           --           1,149          --
                                                           -------      -------         -------     -------
 Denominator for diluted calculation.................       15,531       18,712          15,508      18,657
                                                           =======      =======         =======     =======

Net income (loss) per share:
 Basic...............................................      $  0.04      $ (0.06)        $  0.09     $ (0.08)
                                                           =======      =======         =======     =======
 Diluted.............................................      $  0.04      $ (0.06)        $  0.08     $ (0.08)
                                                           =======      =======         =======     =======
Total common stock equivalents, related to options
 outstanding, excluded from the computation of
 earning per share as their effect is antidilutive...           --          722              --       1,098
                                                           =======      =======         =======     =======

NOTE 5 - INVENTORIES

     Inventories consist of the following (in thousands):

                                             December 31,        June 30,
                                                2000               2001
                                             ------------        --------
Raw materials...............................    $ 361             $  482
Work in progress............................      160                367
Finished goods..............................      278                215
                                                -----             ------
                                                $ 799             $1,064
                                                =====             ======

NOTE 6 - INCOME TAXES

     The reconciliation between the effective tax rate and statutory federal income tax rate is shown in the following table:

                                                                 Three Month Period Ended      Six Month Period Ended
                                                                         June 30,                     June 30,
                                                                 ------------------------      ----------------------
                                                                      2000       2001             2000        2001
                                                                      ----       ----             ----        ----
Statutory federal income tax rate..............................       34.0%      34.0%            34.0%       34.0%
State taxes, net of federal income tax benefit.................        7.0        1.3              7.0       (10.8)
Amortization of deferred stock-based compensation..............       12.7      (42.1)            11.6      (134.4)
Research and development credit................................       (2.3)       5.0             (2.1)       11.2
Other..........................................................        1.2        5.1               .9         5.7
                                                                      ----       ----             ----        ----
   Effective tax rate..........................................       52.6%       3.3%            51.4%      (94.3)%
                                                                      ====       ====             ====        ====

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

Segment information (in thousands):

                                                                                                         Unallocated
                                                                                                         Stock-based
                                               Development        Production        Connectivity         Compensation
                                                 Products          Products          Products              Expense        Total
                                               -----------        ---------         ----------           ----------     --------
Three Month Period Ended June 30, 2000
  Segment revenue from external
   customers............................            $1,820           $1,522             $1,102                $  --       $4,444
  Segment gross profit..................            $1,606           $1,286             $  446                $ (57)      $3,281

Three Month Period Ended June 30, 2001
  Segment revenue from external
   customers............................            $3,014           $  481             $  652                $  --       $4,147
  Segment gross profit..................            $2,568           $  368             $  168                $(170)      $2,934

Six Month Period Ended June 30, 2000
  Segment revenue from external
   customers............................            $4,028           $2,757             $1,997                $  --       $8,782
  Segment gross profit..................            $3,554           $2,311             $  861                $(112)      $6,614

Six Month Period Ended June 30, 2001
  Segment revenue from external
   customers............................            $7,339           $  984             $1,499                $  --       $9,822
  Segment gross profit..................            $6,412           $  782             $  496                $(346)      $7,344

Geographic information (in thousands):

                                                                                           Revenue         Long-Lived Assets
                                                                                        ---------------   -------------------
Three Month Period Ended June 30, 2000
   North America..................................................................            $3,212
   Europe.........................................................................               479
   Asia...........................................................................               738
   Rest of world..................................................................                15
                                                                                        ------------
     Total........................................................................            $4,444
                                                                                        ============

Three Month Period Ended June 30, 2001
   North America..................................................................            $2,130              $  914
   Europe.........................................................................               663                 259

                    COMPUTER ACCESS TECHNOLOGY CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

   Asia...........................................................................             1,337                  --
   Rest of world..................................................................                17                  --
                                                                                        ------------      --------------
     Total........................................................................            $4,147              $1,173
                                                                                        ============      ==============

Six Month Period Ended June 30, 2000
   North America..................................................................            $5,857
   Europe.........................................................................             1,133
   Asia...........................................................................             1,766
   Rest of world..................................................................                26
                                                                                        ------------
     Total........................................................................            $8,782
                                                                                        ============

Six Month Period Ended June 30, 2001
   North America..................................................................            $4,452              $  914
   Europe.........................................................................             1,508                 259
   Asia...........................................................................             3,799                  --
   Rest of world..................................................................                63                  --
                                                                                        ------------      --------------
     Total........................................................................            $9,822              $1,173
                                                                                        ============      ==============

Revenues are attributed to countries based on delivery locations. Sales to foreign customers accounted for 28% and 49% of revenue during the quarters ended June 30, 2000 and 2001, respectively, and 33% and 55% for the six months ended June 30, 2000 and 2001, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following information should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Item 1 of this report and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in our Form 10-K as filed with the Securities and Exchange Commission on March 12, 2001.

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

     We report our revenue and gross profit in three business segments: development, production and connectivity products. In the quarter ended June 30, 2001, our revenue from our development products was $3.0 million, from production products was $481,000 and from connectivity products was $652,000. Historically, we have generated a majority of our revenue across all segments from products for the USB standard. Revenue from our USB products accounted for approximately 67.2% of our revenue in the quarter ended June 30, 2001, of which 20.3% was from our USB 2.0 products.

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

     We sell our products to technology, infrastructure and application companies through our direct sales force and indirectly through our distributors and resellers. Historically, a significant portion, but less than half of our revenue, has been derived from customers outside of the United States. In the quarter ended June 30, 2001, 48.6% of our revenue was derived from international customers, of which 18.4% was derived from customers based in Japan, 13.9% was derived from customers based in other parts of Asia, and 16.0% was derived from customers based in Europe. International revenue decreased as a percentage of total revenue in the quarter from the quarter ended December 31, 2000, primarily due to the general economic slowdown in Japan. All of our revenue and accounts receivable are denominated in U.S. dollars. Although seasonality affects many of our target markets, to date our revenues and financial condition as a whole have not been materially impacted by seasonality.

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

     The overall economic environment continues to create uncertainties for us and our customers. We have experienced some weakness in each of our business segments as a result of slowing growth in the global economy and delays in orders as a result of reduced spending by many of our customers. Our near term financial results have been and may continue to be affected by our decision to accelerate sales, marketing and research and development spending in the first six months of 2001.

Results of Operations

     The following table presents selected consolidated financial data for the periods indicated as a percentage of revenue:

                                                                      Three Month Period Ended           Six Month Period Ended
                                                                               June 30,                          June 30,
                                                                    ----------------------------       --------------------------
                                                                       2000               2001             2000           2001
                                                                    ----------          --------       -----------     ----------
Consolidated Statement of Income Data:
Revenue......................................................         100.0%             100.0%           100.0%          100.0%
Cost of Revenue..............................................          26.2               29.3             24.7            25.2
                                                                    ----------          --------       -----------     ----------
Gross profit.................................................          73.8               70.7             75.3            74.8
                                                                    ----------          --------       -----------     ----------
Operating expenses:
 Research and development....................................          21.3               43.2             21.4            37.8
 Sales and marketing.........................................          13.7               18.7             12.6            14.0
 General and administrative..................................           5.9               18.3              4.9            15.9
 Amortization of deferred stock-based compensation...........           8.6               30.5              8.8            26.7
                                                                    ----------          --------       -----------     ----------
  Total operating expenses...................................          49.5              110.7             47.7            94.4
                                                                    ----------          --------       -----------     ----------
Income (loss) from operations................................          24.3              (40.0)            27.6           (19.6)
Interest income..............................................           2.0               12.8              1.8            12.0
                                                                    ----------          --------       -----------     ----------
Income before provision (benefit) for income taxes...........          26.3              (27.2)            29.4            (7.6)
Provision (benefit) for income taxes.........................          13.8               (0.9)            15.1             7.2
                                                                    ----------          --------       -----------     ----------
Net income (loss)............................................          12.5%             (26.3)%           14.3%          (14.8)%
                                                                    ==========          ========       ===========     ===========

Comparison of Quarters Ended June 30, 2000 and 2001

     Revenue. Our revenue was $4.1 million in the quarter ended June 30, 2001 and $4.4 million in the quarter ended June 30, 2000. This represents a decrease of 6.7% from the quarter ended June 30, 2000 to the quarter ended June 30, 2001. The decrease in revenue was due primarily to decreases in our sales of certain development products, production products and connectivity products of $700,000, $1.0 million and $450,000, respectively, offset by sales of our new development products, which represented $2.1 million. Revenue from international customers increased by 63.7%, while domestic revenue decreased by 33.7%. International revenue represented 48.6% of our revenue in the quarter ended June 30, 2001, as compared to 27.7% in the quarter ended June 30, 2000. Revenue from Japan, through our distributor Toyo, represented 18.4% of our total revenue in the quarter ended June 30, 2001, as compared to 9.0% in the quarter ended June 30, 2000.

     Cost of Revenue and Gross Profit. Our gross profit was $2.9 million in the quarter ended June 30, 2001 and $3.3 million in the quarter ended June 30, 2000. This represents a decrease of 10.6% from the quarter ended June 30, 2000 to the quarter ended June 30, 2001. The dollar decrease was primarily the result of decreased unit sales of production and connectivity products, partially offset by increased unit sales of development products, and an increase in the amortization of deferred stock-based compensation of $113,000. Our gross margin was 70.7% in the quarter ended June 30, 2001 and 73.8% in the quarter ended June 30, 2000. This represents a decrease of 3.1% from the quarter ended June 30, 2000 to the quarter ended June 30, 2001. This decrease in gross margin was due primarily to the change in the mix of our revenue by business segment. Our lower margin business segments, production products and connectivity products, decreased as a percentage of revenue by 22.6% and 9.1%, respectively, and our higher margin business segment, development products, increased as a percentage of revenue by 31.7%. This was primarily offset by reduced margins for our development products, due to higher costs associated with low volume initial product releases, and lower margins for our connectivity products, due to competitive pricing pressure. Excluding amortization of deferred stock-based compensation, our gross margin would have been 74.8% in the quarter ended June 30, 2001 and 75.1% in the quarter ended June 30, 2000.

     Research and Development. Our research and development expenses were $1.8 million in the quarter ended June 30, 2001 and $945,000 in the quarter ended June 30, 2000. This represents an increase of 89.7% from the quarter ended June 30, 2000 to the quarter ended June 30, 2001. Research and development expenses represented 43.2% of revenue in the quarter ended June 30, 2001 and 21.3% of revenue in the quarter ended June 30, 2000. The dollar and percentage of revenue increase was primarily due to an increase in personnel and related costs of $842,000.

     Sales and Marketing. Our sales and marketing expenses were $774,000 in the quarter ended June 30, 2001 and $611,000 in the quarter ended June 30, 2000. This represents an increase of 26.7% from the quarter ended June 30, 2000 to the quarter ended June 30, 2001. Sales and marketing expenses represented 18.7% of revenue in the quarter ended June 30, 2001 and 13.7% of revenue in the quarter ended June 30, 2000. The dollar and percentage of revenue increase was primarily due to increases in personnel and related costs of approximately $156,000.

     General and Administrative. Our general and administrative expenses were $757,000 in the quarter ended June 30, 2001 and $263,000 in the quarter ended June 30, 2000. This represents an increase of 187.8% from the quarter ended June 30, 2000 to the quarter ended June 30, 2001. General and administrative expenses represented 18.3% of revenue in the quarter ended June 30, 2001 and 5.9% of revenue in the quarter ended June 30, 2000. The dollar increase and percentage of revenue increase was primarily due to the addition of management and administrative personnel and related costs of $94,000 and the increase in professional services of $300,000, primarily legal fees.

     Interest Income. Interest income was $532,000 in the quarter ended June 30, 2001 and $89,000 in the quarter ended June 30, 2000. This represents an increase of 497.8% from the quarter ended June 30, 2000 to the quarter ended June 30, 2001. The increase was the result of the investment of additional excess cash balances and the proceeds from our initial public offering in November 2000.

     Provision (benefit) for Income Taxes. Benefit for income taxes was $37,000 in the quarter ended June 30, 2001 and the provision for income taxes was $614,000 in the quarter ended June 30, 2000. These amounts represent a decrease of 106.0% from the quarter ended June 30, 2000 to the quarter ended June 30, 2001. Our effective tax rate decreased from 52.6% in the quarter ended June 30, 2000 to 3.3% in the quarter ended June 30, 2001, due primarily to an increase in the amortization of deferred stock-based compensation, offset by an increase in our expected research and development tax credit for the year and the effect of annual accounting adjustments associated with an estimate of the effective tax rate for full year. Our effective tax rate after excluding the effect of amortization of deferred stock-based compensation was (11.9)% in the quarter ended June 30, 2001 and 38.2% in the quarter ended June 30, 2000.

     Net Income (loss). Our net loss was $1.1 million in the quarter ended June 30, 2001 and our net income was $554,000 in the quarter ended June 30, 2000.
Our net loss represented 26.3% of revenue in the quarter ended June 30, 2001 and our net income represented 12.5% of revenue in the quarter ended June 30, 2000. The net loss in the quarter ended June 30, 2001 was primarily the result of an increase in the amortization of deferred stock-based compensation and operating costs, and a decrease in gross profit from the quarter ended June 30, 2000. Net income before the effect of the amortization of deferred stock-based compensation was $349,000 in the quarter ended June 30, 2001 and $994,000 in the quarter ended June 30, 2000.

     Amortization of Deferred Stock-based Compensation. Amortization of deferred stock-based compensation represents the difference between the exercise price and the deemed fair value at the date of grant, in connection with certain stock option grants in 2000, 1999 and 1998, which is being recognized over the vesting period of the related options. Amortization of deferred stock-based compensation was $1.4 million in the quarter ended June 30, 2001, of which $170,000 was included in cost of revenue during that period. Amortization of deferred stock-based compensation was $440,000 in the quarter ended June 30, 2000, of which $57,000 was included in cost of revenue during that period. Amortization of deferred stock-based compensation on grants prior to December 31, 2000 is estimated to be approximately $1,727,000 in the six month period ending December 31, 2001, and $1,939,000, $768,000 and $96,000 in the years ending December 31, 2001, 2002, 2003 and 2004 respectively, and may change due to the granting of additional options or the cancellation of existing grants in future periods.

The following table sets forth net income and net income per share, both after excluding the amortization of deferred stock-based compensation (in thousands, except per share amounts).

                                                                                               Three Month Period Ended
                                                                                                       June 30,
                                                                                         -------------------------------------
                                                                                               2000                2001
                                                                                         ---------------      ----------------

Net income, excluding amortization of deferred compensation  ....................              $   994             $   349
Net income per share, excluding amortization of deferred compensation
 Basic  .........................................................................              $  0.07             $  0.02
 Diluted  .......................................................................              $  0.06             $  0.02
Weighted average shares outstanding
 Basic  .........................................................................               14,359              18,712
 Diluted  .......................................................................               15,531              19,434

 Comparison of Six Months Ended June 30, 2000 and 2001

     Revenue. Our revenue was $9.8 million in the six months ended June 30, 2001 and $8.8 million in the six months ended June 30, 2000. This represents an increase of 11.8% from the six months ended June 30, 2000 to the six months ended June 30, 2001. The increase in revenue was due primarily to sales of our new development products, which represented $4.6 million, offset by decreases in our sales of certain development products, production products and connectivity products of $1.1 million, $1.8 million and $497,000, respectively. Revenue from international customers increased by 83.6%, while domestic revenue decreased by 24.0%. International revenue represented 54.7% of our revenue in the six months ended June 30, 2001, as compared to 33.3% in the six months ended June 30, 2000. Revenue from Japan, through our distributor Toyo, represented 26.2% of our total revenue in the six months ended June 30, 2001, as compared to 12.9% in the six months ended June 30, 2000.

     Cost of Revenue and Gross Profit. Our gross profit was $7.3 million in the six months ended June 30, 2001 and $6.6 million in the six months ended June 30, 2000. This represents an increase of 11.0% from the six months ended June 30, 2000 to the six months ended June 30, 2001. The dollar increase was primarily the result of increased unit sales of development products, partially offset by deceased unit sales of production and connectivity products and increased amortization of deferred stock-based compensation of $234,000. Our gross margin was 74.8% in the six months ended June 30, 2001 and 75.3% in the six months ended June 30, 2000. This represents a decrease of 0.5% from the quarter ended June 30, 2000 to the quarter ended June 30, 2001. This decrease in gross margin was due primarily to the change in the mix of our revenue by business segment. Our lower margin business segments, production products and connectivity products, decreased as a percentage of revenue by 21.4% and 7.5%, respectively, and our higher margin business segment, development products, increased as a percentage of revenue by 28.9%. This was primarily offset by reduced margins for our development products, due to higher costs associated with low volume initial product releases, and lower margins for our connectivity products, due to competitive pricing pressure. Excluding amortization of deferred stock-based compensation, our gross margin would have been 78.3% in the six months ended June 30, 2001 and 76.6% in the six months ended June 30, 2000.

     Research and Development. Our research and development expenses were $3.7 million in the six months ended June 30, 2001 and $1.9 million in the six months ended June 30, 2000. This represents an increase of 97.1% from the six months ended June 30, 2000 to the six months ended June 30, 2001. Research and development expenses represented 37.8% of revenue in the six months ended June 30, 2001 and 21.4% of revenue in the six months ended June 30, 2000. The dollar and percentage of revenue increase was primarily due to an increase in personnel and related costs of $1.7 million.

     Sales and Marketing. Our sales and marketing expenses were $1.4 million in the six months ended June 30, 2001 and $1.1 million in the six months ended June 30, 2000. This represents an increase of 24.8% from the six months ended June 30, 2000 to the six months ended June 30, 2001. Sales and marketing expenses represented 14.0% of revenue in the six months ended June 30, 2001 and 12.6% of revenue in the six months ended June 30, 2000. The dollar and percentage of revenue increase was primarily due to increases in personnel and related costs of approximately $247,000.

     General and Administrative. Our general and administrative expenses were $1.6 million in the six months ended June 30, 2001 and $433,000 in the six months ended June 30, 2000. This represents an increase of 261.2% from the six months ended June 30, 2000 to the six months ended June 30, 2001. General and administrative expenses represented 15.9% of revenue in the six months ended June 30, 2001 and 4.9% of revenue in the six months ended June 30, 2000. The dollar increase and percentage of revenue increase was primarily due to the addition of management and administrative personnel and related costs of $316,000, the increase in professional services of $580,000, primarily legal fees, and an increase in insurance of $145,000.

     Interest Income. Interest income was $1.2 million in the six months ended June 30, 2001 and $156,000 in the six months ended June 30, 2000. This represents an increase of 652.6% from the quarter ended June 30, 2000 to the quarter ended June 30, 2001. The increase was the result of the investments of additional excess cash balances and the proceeds from our initial public offering in November 2000.

     Provision for Income Taxes. Provision for income taxes was $707,000 in the six months ended June 30, 2001 and $1.3 million in the six months ended June 30, 2000. These amounts represent a decrease of 46.6% from the six months ended June 30, 2000 to the six months ended June 30, 2001. Our effective tax rate decreased from 51.4% in the six months ended June 30, 2000 to (94.3)% in the six months ended June 30, 2001 due primarily to an increase in the amortization of deferred stock-based compensation, offset by an increase in our expected research and development tax credit for the year and the effect of annual accounting adjustments associated with an estimate of the effective tax rate for full year. Our effective tax rate after excluding the effect of amortization of deferred stock-based compensation was 31.9% in the six months ended June 30, 2001 and 38.3% in the six months ended June 30, 2000.

     Net Income (loss). Our net loss was $1.5 million in the six months ended June 30, 2001 and our net income was $1.3 million in the six months ended June 30, 2000. Our net loss represented 14.8% of revenue in the six months ended June 30, 2001 and our net income represented 14.3% of revenue in the six months ended June 30, 2000. The net loss in the six months ended June 30, 2001 was primarily the result of an increase in the amortization of deferred stock-based compensation and operating costs from the six months ended June 30, 2000. Net income before the effect of the amortization of deferred stock-based compensation was $1.5 million in the six months ended June 30, 2001 and $2.1 million in the six months ended June 30, 2000.

     Amortization of Deferred Stock-based Compensation. Amortization of deferred stock-based compensation represents the difference between the exercise price and the deemed fair value at the date of grant, in connection with certain stock option grants in 2000, 1999 and 1998, which is being recognized over the vesting period of the related options. Amortization of deferred stock-based compensation was $3.0 million in the six months ended June 30, 2001, of which $346,000 was included in cost of revenue during that period. Amortization of deferred stock-based compensation was $884,000 in the six months ended June 30, 2000, of which $112,000 was included in cost of revenue during that period.

     The following table sets forth net income and net income per share, both after excluding the amortization of deferred stock-based compensation (in thousands, except per share amounts).

                                                                                                 Six Month Period Ended
                                                                                                        June 30,
                                                                                         -------------------------------------
                                                                                                2000                2001
                                                                                         ----------------    -----------------

Net income, excluding amortization of deferred compensation  .........................         $ 2,139             $ 1,507
Net income per share, excluding amortization of deferred compensation
 Basic  ..............................................................................         $  0.15             $  0.08
 Diluted  ............................................................................         $  0.14             $  0.08
Weighted average shares outstanding
 Basic  ..............................................................................          14,359              18,657
 Diluted  ............................................................................          15,508              19,755

Liquidity and Capital Resources


     Our operating cash flow requirements have generally increased reflecting the expanding scope and level of our activities. Since our inception, we have financed our operations primarily through cash flows from operating activities. In November 2000, we received net proceeds of $38.3 million from the initial public offering of our common stock.

     As of June 30, 2001, our principal sources of liquidity were $47.4 million in cash and cash equivalents. In the six months ended June 30, 2001, cash provided by operating activities of $180,000 primarily consisted of an increase in amortization of deferred stock-based compensation of $3.0 million, a decrease in accounts receivable of $943,000, an increase in accounts payables of $322,000, depreciation expense of $195,000 and a decrease in deferred tax assets of $162,000, offset by a net loss of $1.5 million, a decrease in accrued expenses of $2.1 million, an increase in other assets of $607,000 and an increase in the level of inventory of $265,000. The decrease in accrued expenses primarily related to decreased income tax accruals of $2.3 million and increased accrued expenses from operations of $185,000. Cash used in investing activities was $251,000, related to capital expenditures of $536,000, offset by the proceeds from the sale of short-term investments of $285,000. Cash provided by financing activities of $106,000 related to the proceeds from the exercise of stock options.

     In the six months ended June 30, 2000, cash provided by operating activities of $2.3 million primarily consisted of net income of $1.3 million, an increase in accrued expenses of $2.0 million, the amortization of deferred stock-based compensation of $884,000 and an increase in accounts payable of $168,000, offset by an increase in accounts receivable of $826,000, an increase in deferred tax assets of $726,000, an increase in the level of inventory of $286,000 and an increase in other assets of $219,000. Cash used in investing activities of $1.4 million related to the purchase of short-term investments of $1.2 million and capital expenditures of $136,000.

     As of June 30, 2001, we had cash and cash equivalents of $47.4 million, working capital of $50.5 million and no debt. We believe that the net proceeds from our initial public offering in November 2000, together with funds generated from operations, will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. Thereafter, we may find it necessary to obtain additional equity or debt financing. If we are required to raise additional funds, we may not be able to do so on acceptable terms or at all. In addition, if we issue new securities, stockholders might experience dilution or the holders of the new securities might have rights, preferences or privileges senior to those of existing stockholders.

Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. We believe that the adoption of SFAS 141 will not have a significant impact on our financial statements.

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after March 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. We believe that the adoption of SFAS 142 will not have a significant impact on our financial statements.

RISK FACTORS

We continue to face uncertainty relating to economic conditions affecting our customers.

We face uncertainty in the degree to which the current economic slowdown will negatively affect growth and capital spending by our existing and potential customers. We continue to experience instances of customers delaying or deferring orders for our products, and longer lead times needed to close our customer sales. If global economic conditions do not improve, or if there is a worsening in the global economic slowdown, we may continue to experience adverse impacts on our business, operating results and financial condition.

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

     We currently derive a substantial majority of our revenue from sales of our USB products. Revenue from sales of our USB products accounted for approximately 67.2% of our revenue in the quarter ended June 30, 2001. We expect that revenue from these products will continue to account for a substantial portion of our revenue for the foreseeable future. If the market does not continue to accept our USB products, our revenue will decline significantly. Factors that may affect the market acceptance of our current USB products include the continued growth of the markets for USB compliant devices as well as the performance and pricing of our USB products and the availability, functionality and price of competing products. Companies must also modify their products to support new versions of USB as they are developed, such as USB 2.0. Many of these factors are beyond our control. In addition, in order to maintain widespread market acceptance, we must continue to differentiate ourselves from the competition through our technical expertise, product offerings and brand name recognition. Failure of our USB products to maintain market acceptance would adversely impact our revenue.

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

     .  difficulties with contract manufacturers or suppliers of key components;

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

     The average selling prices of our products may decrease in the future in response to product introductions or enhancements by us or our competitors, or as a result of other factors, including discounts given on volume purchase orders or pricing pressures. For example, we recently reduced the prices of certain of our connectivity products in response to competitive pricing pressure. We anticipate that we will need to continue to develop and introduce on a timely basis new products that incorporate features that can be sold at higher average selling prices. Failure to do so would likely cause our revenue and gross margins to decline.

Continued competition in our markets may lead to a reduction in our prices, revenue and market share.

     The markets for advanced verification and connectivity products for emerging communications standards are highly competitive. We compete with multiple companies in various markets, including Yokagawa in the markets for products for the 1394 standard, Tektronix in the markets for products for the Bluetooth wireless technology and Finisar in the markets for products for the InfiniBand standard. Any of our competitors may develop technologies that address our targeted markets more effectively and at a lower cost. In addition, these competitors may enter into strategic alliances or business combinations that increase their ability to innovate and address our markets.

     We may also face competition from other equipment manufacturers, such as Agilent, National Instruments and Rhode & Schwartz. Many of these companies have substantially greater financial, technical, marketing and distribution resources and brand name recognition than we have. We expect that more companies, including some of our customers, will enter our markets. If these companies develop products that compete with our products or form alliances with or acquire companies offering competing products, even if those products do not have capabilities comparable to our products, they would be significant competitors and their activities could cause us to reduce our prices. Increased competition could result in significant price erosion, reduced revenue, lower margins and loss of market share, any of which would significantly harm our business.

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

     We sell a substantial portion of our products through distributors and resellers, including Toyo, our distributor in Japan, which accounted for approximately 18.4% of our revenue in the quarter ended June 30, 2001. Our distributors and resellers generally offer products from multiple manufacturers. Accordingly, there is a risk that these distributors and resellers may give higher priority to selling products from other suppliers and reduce their efforts to sell our products. Our distributors and resellers may not market our products effectively or continue to devote the resources necessary to provide us with effective sales, marketing and technical support. Our distributors and resellers may on occasion build inventories in anticipation of substantial growth in sales and, if growth does not occur as rapidly as anticipated, may decrease the quantity of products ordered from us in subsequent quarters. A slowdown in orders from our distributors could reduce our revenue in any given quarter and give rise to fluctuations in our operating results.

     In addition, our sales to Toyo and our other distributors are made on the basis of purchase orders rather than a long-term commitment. The loss of any one of our major distributors, or the delay of significant orders from these distributors, could result in decreased revenue.

If we are unable to hire and retain additional sales, marketing, engineering, operations and finance personnel, our growth will be impaired.

     To grow our business successfully and maintain a high level of quality, we will need to recruit, retain and motivate additional highly skilled sales, marketing, engineering, operations and finance personnel. If we are not able to hire and retain a sufficient number of qualified employees, our growth will be impaired. In particular, as a company focused on the development of complex products, we will need to hire additional hardware and software developers and engineers and project managers of various experience levels in order to keep pace with technological change and develop products that meet the needs of rapidly evolving markets. Competition for skilled employees, particularly in the San Francisco Bay Area, is intense. We may have even greater difficulty recruiting potential employees if prospective employees perceive the equity component of our compensation package to be less valuable as a result of market fluctuations in the price of our common stock.

The loss of key management personnel, on whose knowledge, leadership and technical expertise we rely, would harm our ability to execute our business plan.

     Our success depends heavily upon the continued contributions of our key management personnel, whose knowledge, leadership and technical expertise would be difficult to replace. For example, as we reported in "Part II, Item 5. Other Information," Dan Wilnai, our president and chief executive officer, previously announced his intention to retire and Joseph Mendolia, formerly our vice president of sales and marketing, is no longer employed by our company. All of our executive officers and key personnel are employees at will. We maintain no key person insurance on any of our personnel. If we were to lose the services of any of our key personnel and were unable to hire qualified replacements, our ability to execute our business plan would be harmed. In addition, employees who leave our company may subsequently compete against us.

If we fail to manage our growth effectively, our business could suffer.

     Our ability to offer products and implement our business plan successfully in a rapidly evolving market requires an effective planning and management process. We increased our headcount by 8.5% in the quarter ended June 30, 2001. This growth may place a significant strain on our management systems, infrastructure and other resources. We expect that we will need to continue to improve our financial and managerial controls, reporting systems and procedures. For example, we are in the process of migrating our operations to a new enterprise resource planning system that affects almost every facet of our business operations. Typically, these conversions negatively affect a company's near-term ability to conduct business due to problems such as historical data conversion errors, personnel training time associated with the new system, delays in implementation or unforeseen technical problems during conversion. If problems arise during this transition, we could experience delays in or lack of shipping, an inability to support our existing customer base, delays in paying vendors, delays in collecting from customers, an inability to place or receive product orders or other operational problems. If this were to occur, our profitability or financial position could be negatively impacted. If we are not able to manage our growth effectively and efficiently, the quality of our products, our ability to retain key personnel and our operating results could suffer.

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

     We expect to review opportunities to buy other businesses or technologies that would complement our current products, expand the breadth of our markets or enhance our technical capabilities or that might otherwise offer growth opportunities. While we have no current agreements or negotiations underway, we may buy businesses, product lines or technologies in the future. If we make any future acquisitions, we could issue stock that would dilute the percentage ownership of our existing stockholders, incur substantial debt or assume contingent liabilities. To date, we have not acquired any other business or technologies. Potential acquisitions also involve numerous risks, including:

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

     Because we sell our products worldwide, our business is subject to risks associated with doing business internationally. We recognized 48.6% of our revenue from sales to international customers in the quarter ended June 30, 2001. We anticipate that revenue from international operations will continue to represent a substantial portion of our revenue. In addition, several of our manufacturers' facilities and suppliers are located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including:

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with an interest rate fixed at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. As of June 30, 2001, all of our investments were in money market funds, certificates of deposit or high quality commercial paper.

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings

     On December 29, 2000, we filed in the United States District Court for the Northern District of California a complaint against Catalyst Enterprises, Inc., alleging trademark and trade dress infringement, copyright infringement and unfair competition and seeking damages and attorneys' fees. The case is referred to as Computer Access Technology Corporation v. Catalyst Enterprises, Inc., Case No. C 00 4852 DLJ. Catalyst responded to the complaint on April 6, 2001 by denying each of the substantive claims and asserting federal and state unfair competition counterclaims, and requesting an award of attorneys' fees. We answered the counterclaims on June 27, 2001, and denied all the substantive claims of Catalyst's counterclaims. The case is set for trial on April 15, 2002. We cannot predict the outcome of this matter at this time.

     On March 28, 2001, we filed a motion for preliminary injunction against Catalyst. The Court denied this motion by order entered June 13, 2001. We filed a notice of appeal to the 9th Circuit Court of Appeals on July 12, 2001, and our opening brief for the appeal is due August 23, 2001. We cannot predict the outcome of this matter at this time.

Item 5.  Other Information

       On June 19, 2001, we announced that Dan Wilnai, our president and chief executive officer announced his intention to retire from such positions that we have initiated a search for a successor. Mr. Wilnai will continue as our president and chief executive officer until his successor is in place. After the completion of the CEO transition plan, Mr. Wilnai intends to remain actively involved as chairman of our board of directors.

       On July 23, 2001, we announced that Joseph Mendolia, our vice president of sales and marketing, left the employ of our company. On that date, we also announced the hiring of Craig Lynar as our new vice president of marketing. We have also initiated a search for a new vice president of sales.

Item 6.  Exhibits and Reports on Form 8-K

         a.  Exhibits.

             Exhibit No.        Document Name
             -----------        -------------

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

         b.  Reports on Form 8-K.

             None.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date August 14, 2001                 Computer Access Technology Corporation

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