Form 10-Q
period 2001-09-30
COMPUTER ACCESS TECHNOLOGY CORP
filed 2001-11-14
CIK 1120155

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the quarterly period ended September 30, 2001

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934


        For the Transition Period From ____________ To __________________

                        Commission File Number: 000-31863

                     COMPUTER ACCESS TECHNOLOGY CORPORATION
             (exact name of registrant as specified in its charter)

                  Delaware                                                   77-0302527
(State or other jurisdiction of incorporation or              (I.R.S. Employer Identification No.)
                  organization)

         2403 Walsh Avenue, Santa Clara
                   California                                                  95051
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

                                 Yes [X] No [_]

     As of October 31, 2001, there were 18,820,497 shares of the registrant's
                           Common Stock outstanding.

Part I - FINANCIAL INFORMATION

Item 1.       Financial Statements

                     COMPUTER ACCESS TECHNOLOGY CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (unaudited in thousands)

                                                                    December 31,     September 30,
                                                                        2000             2001
                                                                    ------------     -------------
                                      ASSETS
Current assets:
    Cash and cash equivalents....................................     $ 47,411         $ 47,660
    Short-term investments ......................................          285               --
    Trade accounts receivable, net ..............................        2,452            1,263
    Related party receivable ....................................          756              651
    Inventories .................................................          799              923
    Deferred tax assets .........................................          390              378
    Other current assets ........................................          771            1,961
                                                                      --------         --------
        Total current assets ....................................       52,864           52,836
Property and equipment, net .....................................          832            1,281
Other assets ....................................................          196              101
                                                                      --------         --------
                                                                      $ 53,892         $ 54,218
                                                                      ========         ========
                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable ............................................     $    543         $    424
    Accrued expenses ............................................        3,179            1,265
                                                                      --------         --------
         Total current liabilities ..............................        3,722            1,689
Deferred rent ...................................................           13                4
                                                                      --------         --------
         Total liabilities ......................................        3,735            1,693
                                                                      --------         --------
Stockholders' equity:
    Common Stock ................................................           18               19
    Additional paid-in capital ..................................       54,029           53,320
    Deferred stock-based compensation ...........................       (7,853)          (3,406)
    Retained earnings ...........................................        3,963            2,592
                                                                      --------         --------

          Total stockholders' equity ............................       50,157           52,525
                                                                      --------         --------
                                                                      $ 53,892         $ 54,218
                                                                      ========         ========

                             See accompanying notes.

                     COMPUTER ACCESS TECHNOLOGY CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (unaudited in thousands, except per share amounts)

                                                                          Three Month Period Ended      Nine Month Period Ended
                                                                                September 30,                September 30,
                                                                           -----------------------       ----------------------
                                                                             2000           2001           2000          2001
                                                                           --------       --------       --------      --------
Revenue ..............................................................     $  5,926       $  3,554       $ 14,708      $ 13,376

Cost of revenue (inclusive of amortization of deferred stock-
  based compensation of $163 and $(19) in the three month
  period ended September 30, 2000 and 2001, respectively, and of $275 and $327 in the nine month period ended September
  30, 2000 and 2001, respectively) ...................................        1,423            740          3,591         3,218
                                                                           --------       --------       --------      --------
Gross profit .........................................................        4,503          2,814         11,117        10,158
                                                                           --------       --------       --------      --------
Operating expenses:

   Research and development (exclusive of amortization of
     deferred stock-based compensation of $773 and $478 in
     the three month period ended September 30, 2000 and
     2001, respectively, and of $1,109 and $1,954 in the nine
     month period ended September 30, 2000 and 2001,
     respectively) ...................................................        1,285          1,831          3,167         5,540

   Sales and marketing (exclusive of amortization of deferred stock-based compensation of $379 and $(196) in the
     three month period ended September 30, 2000 and 2001,
     respectively, and of $789 and $164 in the nine month
     period ended September 30, 2000 and 2001,
     respectively) ...................................................          523            798          1,626         2,175

   General and administrative (exclusive of amortization  of
     deferred stock-based compensation of $460 and $184 in
     the three month period ended September 30, 2000 and
     2001, respectively, and of $486 and $966 in the nine
     month period ended September 30, 2000 and 2001,
     respectively) ...................................................          498            733            931         2,297

   Amortization of deferred stock-based compensation .................        1,612            466          2,384         3,084
                                                                           --------       --------       --------      --------
        Total operating expenses .....................................        3,918          3,828          8,108        13,096
                                                                           --------       --------       --------      --------
Income (loss) from operations ........................................          585         (1,014)         3,009        (2,938)

Interest income ......................................................          110            419            266         1,593
                                                                           --------       --------       --------      --------
Income (loss) before provision (benefit) for income taxes ............          695           (595)         3,275        (1,345)

Provision (benefit) for income taxes .................................          947           (681)         2,272            26
                                                                           --------       --------       --------      --------
Net income (loss) ....................................................     $   (252)      $     86       $  1,003      $ (1,371)
                                                                           ========       ========       ========      ========
Net income (loss) per share:

    Basic ............................................................     $  (0.02)      $   0.00       $   0.07      $  (0.07)
                                                                           ========       ========       ========      ========
    Diluted ..........................................................     $  (0.02)      $   0.00       $   0.06      $  (0.07)
                                                                           ========       ========       ========      ========
Weighted average shares outstanding

    Basic ............................................................       14,485         18,783         14,485        18,702
                                                                           ========       ========       ========      ========
    Diluted ..........................................................       14,485         19,176         15,525        18,702
                                                                           ========       ========       ========      ========

                             See accompanying notes.

                     COMPUTER ACCESS TECHNOLOGY CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (unaudited in thousands)


                                                                                  Nine Month Period Ended
                                                                                        September 30,
                                                                                  -----------------------
                                                                                     2000          2001
                                                                                  ---------      --------
Cash flows from operating activities:
   Net income (loss) .......................................................       $  1,003      $ (1,371)
   Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
      Depreciation and amortization ........................................             97           322
      Provision for doubtful accounts ......................................             26             1
      Amortization of deferred stock-based compensation ....................          2,659         3,411
      Fair value of stock options in exchange for services .................             --            25
      Changes in assets and liabilities:
         Accounts receivable ...............................................         (1,009)        1,293
         Inventories .......................................................           (468)         (124)
         Deferred tax assets ...............................................           (681)           12
         Other assets ......................................................         (1,170)       (1,095)
         Accounts payable ..................................................            285          (119)
         Accrued expenses ..................................................          3,639        (1,914)
         Deferred rent .....................................................             (6)           (9)
                                                                                   --------      --------
                Net cash provided by operating activities ..................          4,375           432
                                                                                   --------      --------
Cash flows from investing activities:
   Acquisition of property and equipment ...................................           (379)         (771)
  (Purchase) sale of short-term investments ................................           (382)          285
   Acquisition of other assets .............................................           (125)           --
                                                                                   --------      --------
                Net cash used in investing activities ......................           (886)         (486)
                                                                                   --------      --------
Cash flows from financing activities:
   Proceeds from exercise of stock options .................................            222           166
   Proceeds from employee stock purchase plan ..............................             --           137
                                                                                   --------      --------
                Net cash provided by financing activities ..................            222           303
                                                                                   --------      --------
Net increase in cash and cash equivalents ..................................          3,711           249
Cash and cash equivalents at beginning of period ...........................          4,195        47,411
                                                                                   --------      --------
Cash and cash equivalents at end of period .................................       $  7,906      $ 47,660
                                                                                   ========      ========
Supplemental information:

Cash paid for income taxes .................................................       $  2,348      $     --
                                                                                   ========      ========

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

         We have expertise in the USB, USB 2.0, IEEE 1394, Bluetooth, InfiniBand, Serial ATA and Ethernet standards and are actively engaged with our customers throughout their development and production processes. Utilizing our easy to use, color-coded software, the CATC Trace, our development products generate, capture, filter and analyze high speed communications traffic, allowing our customers to quickly discover and correct persistent and intermittent errors and flaws in their product design. Our production products are used in manufacturing to ensure that products comply with standards and operate with other devices as well as to assist system manufacturers in downloading software onto new computers. Our connectivity products are devices that translate communications traffic between USB and Ethernet and enable reliable, uninterrupted service for broadband Internet access. These connectivity products also allow for simple installation and incorporate an application specific integrated circuit, or ASIC, and our proprietary embedded software and software drivers.

Interim Financial Information and Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements as of September 30, 2001, and for the three and nine month periods ended September 30, 2001 and 2000, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and include the accounts of Computer Access Technology Corporation and its wholly-owned subsidiary (collectively, "Computer Access Technology Corporation" or the "Company"). Intercompany accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to SEC rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position at September 30, 2001, the consolidated operating results for the three and nine month periods ended September 30, 2001 and 2000 and consolidated cash flows for the nine month periods ended September 30, 2001 and 2000. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes for the year ended December 31, 2000.

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

                     COMPUTER ACCESS TECHNOLOGY CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Concentrations of credit risk

         Revenue and accounts receivable of each customer comprising more than 10% of revenue or receivables are summarized as follows:

                                                    Nine Month Period Ended
                                                        September 30,
                                              --------------------------------
                                                   2000             2001
                                              -------------     --------------
Revenue:
   Company A ...............................         19%             28%


                                               December 31,      September 30,
                                                   2000              2001
                                              -------------     --------------
Accounts receivable:
   Company A ...............................         22%             31%
   Company B ...............................         15%             --
   Company C ...............................          6%             15%

NOTE 2 - COMPREHENSIVE INCOME

         Comprehensive income is defined as changes in equity of a company from transactions, other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners. There is no difference between net income and comprehensive income for the Company in any of the periods presented.

NOTE 3 - STOCK-BASED COMPENSATION

         In connection with certain stock option grants in 2000, 1999 and 1998, the Company recorded deferred stock-based compensation totaling $14,393,000 which represents the difference between the exercise price and the deemed fair value at the date of grant, which is being recognized over the vesting period of the related options. Amortization of deferred stock-based compensation was $447,000 and $3,411,000 in the quarter ended September 30, 2001 and the nine month period ended September 30, 2001, respectively, of which $(19,000) and $327,000 was included in cost of revenue in the quarter ended September 30, 2001 and the nine month period ended September 30, 2001, respectively. Amortization of deferred stock-stock based compensation includes adjustments of compensation expenses recorded for unvested shares subsequently forfeited. Amortization of deferred stock-based compensation was $1,775,000 and $2,659,000 in the quarter ended September 30, 2000 and the nine month period ended September 30, 2000, respectively, of which $163,000 and $275,000 was included in cost of revenue in the quarter ended September 30, 2000 and the nine month period ended September 30, 2000, respectively. Amortization of deferred stock-based compensation on grants prior to December 31, 2000 is estimated to be approximately $806,000 in the quarter ending December 31, 2001 and $1,803,000, $709,000 and $88,000 in the years ending December 31, 2002, 2003 and 2004, respectively, and may change due to the granting of additional options or the cancellation of existing grants in future periods.

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

                     COMPUTER ACCESS TECHNOLOGY CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated (in thousands except per share data):

                                                         Three Month Period Ended            Nine Month Period Ended
                                                              September 30,                       September 30,
                                                      -------------------------------      ----------------------------
                                                          2000              2001              2000             2001
                                                      --------------     ------------      -------------     ----------
Numerator:
   Net income (loss) ...............................        $   (252)       $      86        $     1,003      $  (1,371)
                                                      ==============     ============      =============     ==========
Denominator:
   Weighted average shares outstanding .............          14,485           18,783             14,485         18,702
                                                      --------------     ------------      -------------     ----------
   Denominator for basic calculation ...............          14,485           18,783             14,485         18,702
   Dilutive effect of stock options ................              --              393              1,040             --
                                                      --------------     ------------      -------------     ----------
   Denominator for diluted calculation .............          14,485           19,176             15,525         18,702
                                                      ==============     ============      =============     ==========
Net income (loss) per share:

   Basic ...........................................        $  (0.02)       $    0.00       $      0.07      $   (0.07)
                                                      ==============     ============      =============     =========
   Diluted .........................................        $  (0.02)       $    0.00       $      0.06      $   (0.07)
                                                      ==============     ============      =============     ==========
Total common stock equivalents, related to
options outstanding, excluded from the
computation of earnings per share as their
effect is antidilutive .............................           1,167              575                 --          1,055
                                                      ==============     ============      =============     ==========

NOTE 5 - INVENTORIES

         Inventories consist of the following (in thousands):

                                                 December 31,      September 30,
                                                     2000              2001
                                                 ------------      -------------

Raw materials .................................     $   361          $   405
Work in progress ..............................         160              218
Finished goods ................................         278              300
                                                 ------------      -------------
                                                    $   799          $   923
                                                 ============      =============

NOTE 6 - INCOME TAXES

         The reconciliation between the effective tax rate and statutory federal income tax rate is shown in the following table:

                     COMPUTER ACCESS TECHNOLOGY CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                                         Three Month Period Ended     Nine Month Period Ended
                                                               September 30,               September 30,
                                                          ------------------------    -----------------------
                                                            2000           2001         2000          2001
                                                          --------       ---------    ---------     ---------
Statutory federal income tax rate .......................   34.0%          34.0%         34.0%         34.0%
State taxes, net of federal income tax benefit ..........   (0.5)          18.6           5.4           2.2
Amortization of deferred stock-based compensation .......  103.9           75.6          31.2         (41.5)
Research and development credit .........................   (2.2)          (0.5)         (2.1)          6.1
Other ...................................................    1.0          (13.2)          0.9          (2.7
                                                          --------       --------     ---------     ---------
    Effective tax rate ..................................  136.2%         114.5%         69.4%         (1.9)%
                                                          --------       --------     ---------     ---------

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

Segment information (in thousands):

                                                                                                  Unallocated
                                                                                                  Stock-based
                                                    Development    Production     Connectivity   Compensation
                                                     Products       Products        Products       Expense          Total
                                                    -----------    ----------     ------------   ------------     --------
Three Month Period Ended September 30, 2000
     Segment revenue from external customers ......     $ 4,125       $   839          $   962        $    --      $ 5,926
     Segment gross profit .........................     $ 3,555       $   766          $   345        $  (163)     $ 4,503

Three Month Period Ended September 30, 2001
     Segment revenue from external customers ......     $ 2,781       $   453          $   320        $    --      $ 3,554
     Segment gross profit .........................     $ 2,382       $   334          $    79        $    19      $ 2,814

Nine Month Period Ended September 30, 2000
     Segment revenue from external customers ......     $ 8,153       $ 3,596          $ 2,959        $    --      $14,708
     Segment gross profit .........................     $ 7,109       $ 3,077          $ 1,206        $  (275)     $11,117

Nine Month Period Ended September 30, 2001
     Segment revenue from external customers ......     $10,120       $ 1,437          $ 1,819        $    --      $13,376
     Segment gross profit .........................     $ 8,794       $ 1,116          $   575        $  (327)     $10,158

                     COMPUTER ACCESS TECHNOLOGY CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Geographic information (in thousands):
                                                                   Long-Lived
                                                           Revenue   Assets
                                                           ------- ----------
Three Month Period Ended September 30, 2000
       North America ...................................  $ 2,871
       Europe ..........................................      873
       Asia ............................................    2,130
       Rest of world ...................................       52
                                                          -------
         Total .........................................  $ 5,926
                                                          =======
Three Month Period Ended September 30, 2001
       North America ...................................  $ 1,379    $1,040
       Europe ..........................................      475       241
       Asia ............................................    1,694        --
       Rest of world ...................................        6        --
                                                          -------    ------
         Total .........................................  $ 3,554    $1,281
                                                          =======    ======
Nine Month Period Ended September 30, 2000
       North America ...................................  $ 8,728
       Europe ..........................................    2,006
       Asia ............................................    3,896
       Rest of world ...................................       78
                                                          -------
         Total .........................................  $14,708
                                                          =======
Nine Month Period Ended September 30, 2001
       North America ...................................  $ 5,831    $1,040
       Europe ..........................................    1,983       241
       Asia ............................................    5,493        --
       Rest of world ...................................       69        --
                                                          -------    ------
         Total .........................................  $13,376    $1,281
                                                          =======    ======

Revenues are attributed to countries based on delivery locations. Sales to foreign customers accounted for 51.6% and 61.2% of revenue during the quarters ended September 30, 2000 and 2001, respectively, and 40.7% and 56.4% for the nine months ended September 30, 2000 and 2001, respectively.

NOTE 8 - RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for certain obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The provisions of SFAS No. 143 are required to be applied starting with fiscal years beginning after June 15, 2002. We believe the adoption of the provisions of this statement will not have a material effect on the Company's consolidated financial statements.

         In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after September 30, 2001 and eliminates the pooling-of-interests method. We believe that the adoption of SFAS 141 will not have a significant impact on our consolidated financial statements.

         In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after March 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing

                     COMPUTER ACCESS TECHNOLOGY CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


goodwill and other intangibles. We believe that the adoption of SFAS 142 will not have a significant impact on our consolidated financial statements.

         In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (SFAS No.144), Accounting for the Impairment or Disposal of Long-Lived Assets, which is required to be applied starting with years beginning after December 15, 2001. SFAS 144 requires, amongst other things, the application model for long-lived assets that are impaired or to be disposed of by sale. The adoption of SFAS 144 is not expected to have a significant impact on our consolidated financial statements.

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

         This report contains forward-looking statements within the meaning of the federal securities laws. These statements may contain words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," or other wording indicating future results. Forward-looking statements are subject to risks and uncertainties. Actual results may differ materially from the results discussed in forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those discussed under "Risk Factors" following "Recent Accounting Pronouncements" below, and elsewhere in this report. We undertake no obligation to revise or update any forward-looking statements to reflect any event or circumstance that may arise after the date of this report.

Overview

         We are a provider of advanced verification systems and connectivity products for existing and emerging digital communications standards such as USB, IEEE 1394, Bluetooth wireless technology, InfiniBand, Serial ATA and Ethernet. Our products are used by semiconductor, device, system and software companies at each phase of their products' lifecycles from development through production and market deployment. Our verification systems consist of development and production products that accurately monitor communications traffic and diagnose operational problems to ensure that products comply with standards and operate with other devices as well as to assist system manufacturers in downloading software onto new computers. Our connectivity products enable reliable, uninterrupted service for broadband Internet access. We currently outsource most of the manufacturing of our verification systems and connectivity products so that we may concentrate our resources on the design, development and marketing of our existing and new products.

         We report our revenue and gross profit in three business segments: development, production and connectivity products. In the quarter ended September 30, 2001, our revenue from our development products was $2.8 million, from production products was $453,000 and from connectivity products was $320,000. Historically, we have generated a majority of our revenue across all segments from products for the USB standard. Revenue from our USB products accounted for approximately 59.4% of our revenue in the quarter ended September 30, 2001, of which 23.0% was from our USB 2.0 products.

         We sell our products on a purchase order basis. We have adopted Statement of Position, or SOP, 97-2, Software Revenue Recognition. Under SOP 97-2, we recognize revenue to resellers and end users upon shipment provided that there is persuasive evidence of an arrangement, the product has been delivered, the fee is fixed and determinable and collection of the resulting receivable is reasonably assured. When we have shipped products but some elements essential to the functionality of the products have not been completed, revenue and associated cost of revenue are deferred until all remaining elements have been delivered. As a result, our revenue trends are dependent on the timing of delivery of these essential elements. Our products are typically sold with a one-year parts and labor repair warranty. In June 2001 we began to offer maintenance and support contracts for our products. Maintenance revenue is deferred and recognized ratably over the maintenance period. Provisions for warranty costs are recorded at the time products are shipped. Product returns to date have not been significant.

         We sell our products to technology, infrastructure and application companies through our direct sales force and indirectly through our distributors and resellers. Historically, a substantial portion of our revenue has been derived from customers outside of the United States. In the quarter ended September 30, 2001, 61.2% of our revenue was derived from international customers, of which 31.8% was derived from customers based in Japan, 15.8% was derived from customers based in other parts of Asia, and 13.4% was derived from customers based in Europe. International revenue increased as a percentage of total revenue in the quarter ended September 30, 2001, primarily due to the general economic slowdown, which has been exacerbated by the impact of the September 11, 2001 terrorist attack, in the United States. All of our revenue and accounts receivable are denominated in U.S. dollars. Although seasonality affects many of our target markets, to date our revenues and financial condition as a whole have not been materially impacted by seasonality.

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

         The overall economic environment continues to create uncertainties for us and our customers. We have experienced continuing weakness in each of our business segments over the last nine months as a result of slowing growth in the global economy and delays in orders as a result of reduced spending by many of our customers, which has been exacerbated by the September 11, 2001 terrorist attack. Our near term financial results have been and may continue to be affected by our decision to accelerate sales, marketing and research and development spending in the first nine months of 2001.

Results of Operations

         The following table presents selected consolidated financial data for the periods indicated as a percentage of revenue:

                                                                             Three Month Period Ended    Nine Month Period Ended
                                                                                   September 30,               September 30,
                                                                             -------------------------   -----------------------
                                                                                 2000          2001          2000         2001
                                                                             -----------    ----------   ----------   ----------
      Consolidated Statement of Income Data:
      Revenue .........................................................         100.0%        100.0%        100.0%       100.0%
      Cost of Revenue .................................................          24.0          20.8          24.4         24.1
                                                                             -----------    ----------   ----------   ----------
      Gross profit ....................................................          76.0          79.2          75.6         75.9
                                                                             -----------    ----------   ----------   ----------
      Operating expenses:
        Research and development ......................................          21.7          51.5          21.5         41.4
        Sales and marketing ...........................................           8.8          22.5          11.1         16.3
        General and administrative ....................................           8.4          20.6           6.3         17.2
        Amortization of deferred stock-based compensation .............          27.2          13.1          16.2         23.0
                                                                             -----------    ----------   ----------   ----------
         Total operating expenses .....................................          66.1         107.7          55.1         97.9
                                                                             -----------    ----------   ----------   ----------
      Income (loss) from operations ...................................           9.9         (28.5)         20.5        (22.0)
      Interest income .................................................           1.9          11.8           1.8         11.9
                                                                             -----------    ----------   ----------   ----------
      Income before provision (benefit) for income taxes ..............          11.8         (16.7)         22.3        (10.1)
      Provision (benefit) for income taxes ............................          16.0         (19.1)         15.5          0.2
                                                                             -----------    ----------   ----------   ----------
      Net income (loss) ...............................................          (4.2)%         2.4%          6.8%       (10.3)%
                                                                             ===========    ==========   ==========   ==========

Comparison of Quarters Ended September 30, 2000 and 2001

         Revenue. Our revenue was $3.6 million in the quarter ended September 30, 2001 and $5.9 million in the quarter ended September 30, 2000. This represents a decrease of 40.0% from the quarter ended September 30, 2000 to the quarter ended September 30, 2001. The decrease in revenue was due primarily to decreases in our sales of certain development products, production products and connectivity products of $2.4 million, $541,000 and $631,000, respectively, offset by sales of our new development products, which represented $1.1 million. Revenue from international customers decreased by 28.8%, while domestic revenue decreased by 52.0%. International revenue represented 61.2% of our revenue in the quarter ended September 30, 2001, as compared to 51.6% in the quarter ended September 30, 2000. Revenue from Japan, through our distributor Toyo, represented 31.8% of our total revenue in the quarter ended September 30, 2001, as compared to 26.7% in the quarter ended September 30, 2000.

         Cost of Revenue and Gross Profit. Our gross profit was $2.8 million in the quarter ended September 30, 2001 and $4.5 million in the quarter ended September 30, 2000. This represents a decrease of 37.5% from the quarter ended September 30, 2000 to the quarter ended September 30, 2001. The dollar decrease was primarily the result of decreased unit sales of development, production and connectivity products, offset by a decrease in the amortization of deferred stock-based compensation of $182,000. Our gross margin was 79.2% in the quarter ended September 30, 2001 and 76.0% in the quarter ended September 30, 2000. This represents an increase of 3.2% from the quarter ended September 30, 2000 to the quarter ended September 30, 2001. This increase in gross margin was due primarily to the change in the mix of our revenue by business segment. Our lower margin business segments, production products and connectivity products, decreased as a percentage of revenue by 1.4% and 7.2%, respectively, and our higher margin business segment, development products, increased as a percentage of revenue by 8.6%. This was primarily offset by reduced margins for our production products, due to higher costs associated with low volume initial product releases, and lower margins for our connectivity products, due to competitive pricing pressure. Excluding amortization of deferred stock-based compensation, our gross margin would have been 78.6% in the quarter ended September 30, 2001 and 78.7% in the quarter ended September 30, 2000.

         Research and Development. Our research and development expenses were $1.8 million in the quarter ended September 30, 2001 and $1.3 million in the quarter ended September 30, 2000. This represents an increase of 42.5% from the quarter ended September 30, 2000 to the quarter ended September 30, 2001. Research and development expenses represented 51.5% of revenue in the quarter ended September 30, 2001 and 21.7% of revenue in the quarter ended September 30, 2000. The dollar increase was primarily due to an increase in personnel and related costs of $374,000. The percentage of revenue increase was primarily due to a decrease in revenue and an increase in personnel and related costs.

         Sales and Marketing. Our sales and marketing expenses were $798,000 in the quarter ended September 30, 2001 and $523,000 in the quarter ended September 30, 2000. This represents an increase of 52.6% from the quarter ended September 30, 2000 to the quarter ended September 30, 2001. Sales and marketing expenses represented 22.5% of revenue in the quarter ended September 30, 2001 and 8.8% of revenue in the quarter ended September 30, 2000. The dollar increase was primarily due to increases in personnel and related costs of approximately $236,000. The percentage of revenue increase was primarily due to a decrease in revenue and increases in personnel and related costs.

         General and Administrative. Our general and administrative expenses were $733,000 in the quarter ended September 30, 2001 and $498,000 in the quarter ended September 30, 2000. This represents an increase of 47.2% from the quarter ended September 30, 2000 to the quarter ended September 30, 2001. General and administrative expenses represented 20.6% of revenue in the quarter ended September 30, 2001 and 8.4% of revenue in the quarter ended September 30, 2000. The dollar increase was primarily due to an increase in professional services of $165,000. The percentage of revenue increase was primarily due to a decrease in revenue and an increase in professional services.

         Interest Income. Interest income was $419,000 in the quarter ended September 30, 2001 and $110,000 in the quarter ended September 30, 2000. This represents an increase of 280.9% from the quarter ended September 30, 2000 to the quarter ended September 30, 2001. The increase was the result of the investment of additional excess cash balances and the proceeds from our initial public offering in November 2000.

         Provision (benefit) for Income Taxes. Benefit for income taxes was $681,000 in the quarter ended September 30, 2001 and the provision for income taxes was $947,000 in the quarter ended September 30, 2000. The tax benefit for the quarter reflects the true-up adjustment of our year-to-date tax provision based on our revised estimate of our expected effective annual tax rate. These amounts represent a decrease of 171.9% from the quarter ended September 30, 2000 to the quarter ended September 30, 2001. Our effective tax rate decreased from 136.2% in the quarter ended September 30, 2000 to 114.5% in the quarter ended September 30, 2001, due primarily to a decrease in the amortization of deferred stock-based compensation, an increase in our expected research and development tax credit for the year and the effect of annual accounting adjustments associated with an estimate of the effective tax rate for the full year. Our effective tax rate after excluding the effect of amortization of deferred stock-based compensation was 460.1% in the quarter ended September 30, 2001 and 38.3% in the quarter ended September 30, 2000.

         Net Income (loss). Our net income was $86,000 in the quarter ended September 30, 2001 and our net loss was $252,000 in the quarter ended September 30, 2000. Our net income represented 2.4% of revenue in the quarter ended September 30, 2001 and our net loss represented 4.2% of revenue in the quarter ended September 30, 2000. The net income in the quarter ended September 30, 2001 was primarily the result of reduced amortization of stock-based compensation, increased interest income, and the benefit for income taxes, offset by reduced revenue and increased operating costs excluding the amortization of deferred stock-based compensation. Our net income before the effect of the amortization of deferred stock-based compensation was $533,000 in the quarter ended September 30, 2001 and $1.5 million in the quarter ended September 30, 2000.

         Amortization of Deferred Stock-based Compensation. Amortization of deferred stock-based compensation represents the difference between the exercise price and the deemed fair value at the date of grant, in connection with certain stock option grants in 2000, 1999 and 1998, which is being recognized over the vesting period of the related options. Amortization of deferred stock-based compensation was $447,000 in the quarter ended September 30, 2001, of which $(19,000) was included in cost of revenue during that period. Amortization of deferred stock-based compensation was $1.8 million in the quarter ended September 30, 2000, of which $163,000 was included in cost of revenue during that period. Amortization of deferred stock-based compensation on grants prior to December 31, 2000 is estimated to be approximately $806,000 in the quarter ending December 31, 2001, and $1,803,000, $709,000 and $88,000 in the years ending December 31, 2002, 2003 and 2004, respectively, and may change due to the granting of additional options or the cancellation of existing grants in future periods.

         The following table sets forth net income and net income per share, both after excluding the amortization of deferred stock-based compensation (in thousands, except per share amounts).

                                                                                  Three Month Period Ended
                                                                                          September 30,
                                                                                  ---------------------------
                                                                                      2000            2001
                                                                                  -----------     -----------
     Net income, excluding amortization of deferred compensation .............     $ 1,523           $   533
     Net income per share, excluding amortization of deferred compensation
        Basic ................................................................     $  0.11           $  0.03
        Diluted ..............................................................     $  0.10           $  0.03

     Weighted average shares outstanding
        Basic ................................................................      14,485            18,783
        Diluted ..............................................................      15,652            19,176

Comparison of Nine Months Ended September 30, 2000 and 2001

         Revenue. Our revenue was $13.4 million in the nine months ended September 30, 2001 and $14.7 million in the nine months ended September 30, 2000. This represents a decrease of 9.1% from the nine months ended September 30, 2000 to the nine months ended September 30, 2001. The decrease in revenue was due primarily to decreases in our sales of certain development products, production products and connectivity products of $1.5 million, $2.1 million and $1.1 million, respectively, offset by sales of our new development products, which represented $3.4 million. Revenue from international customers increased by 26.2%, while domestic revenue decreased by 33.2%. International revenue represented 56.4% of our revenue in the nine months ended September 30, 2001, as compared to 40.7% in the nine months ended September 30, 2000. Revenue from Japan, through our distributor Toyo, represented 27.7% of our total revenue in the nine months ended September 30, 2001, as compared to 18.5% in the nine months ended September 30, 2000.

         Cost of Revenue and Gross Profit. Our gross profit was $10.2 million in the nine months ended September 30, 2001 and $11.1 million in the nine months ended September 30, 2000. This represents a decrease of 8.6% from the nine months ended September 30, 2000 to the nine months ended September 30, 2001. The dollar decrease was primarily the result of a decrease in unit sales of production and connectivity products and an increase in amortization of deferred stock-based compensation of $52,000, partially offset by an increase in unit sales of our development products. Our gross margin was 75.9% in the nine months ended September 30, 2001 and 75.6% in the nine months ended September 30, 2000. This represents a increase of 0.3% from the nine months ended September 30, 2000 to the nine months ended September 30, 2001. This increase in gross margin was due primarily to the change in the mix of our revenue by business segment. Our higher margin business segment, development products, increased as a percentage of revenue by 20.2%, and our lower margin business segments, production products and connectivity products, decreased as a percentage of revenue by 13.7% and 6.5%, respectively. This was primarily offset by reduced margins for our development products, due to higher costs associated with low volume initial product releases, and lower margins for our connectivity products, due to competitive pricing pressure. Excluding amortization of deferred stock-based compensation, our gross margin would have been 78.4% in the nine months ended September 30, 2001 and 77.5% in the nine months ended September 30, 2000.

         Research and Development. Our research and development expenses were $5.5 million in the nine months ended September 30, 2001 and $3.2 million in the nine months ended September 30, 2000. This represents an increase of 74.9% from the nine months ended September 30, 2000 to the nine months ended September 30, 2001. Research and development expenses represented 41.4% of revenue in the nine months ended September 30, 2001 and 21.5% of revenue in the nine months ended September 30, 2000. The dollar increase was primarily due to an increase in personnel and related costs of $2.1 million. The percentage of revenue increase was primarily due to a decrease in revenue and an increase in personnel and related costs.

         Sales and Marketing. Our sales and marketing expenses were $2.2 million in the nine months ended September 30, 2001 and $1.6 million in the nine months ended September 30, 2000. This represents an increase of 33.8% from the nine months ended September 30, 2000 to the nine months ended September 30, 2001. Sales and marketing expenses represented 16.3% of revenue in the nine months ended September 30, 2001 and 11.1% of revenue in the nine months ended September 30, 2000. The dollar increase was primarily due to increases in personnel and related costs of approximately $483,000. The percentage of revenue increase was primarily due to a decrease in revenue and increases in personnel and related costs.

         General and Administrative. Our general and administrative expenses were $2.3 million in the nine months ended September 30, 2001 and $931,000 in the nine months ended September 30, 2000. This represents an increase of 146.7% from the nine months ended September 30, 2000 to the nine months ended September 30, 2001. General and administrative expenses represented 17.2% of revenue in the nine months ended September 30, 2001 and 6.3% of revenue in the nine months ended September 30, 2000. The dollar increase was primarily due to an increase in professional services of $746,000, primarily legal fees, the addition of management and administrative personnel and related costs of $280,000, and an increase in insurance of $214,000. The percentage of revenue increase was primarily due to a decrease in revenue and an increase in professional service, primarily legal fees, the addition of management and administrative personnel and related costs and an increase in insurance as a result of being a publicly trade company.

         Interest Income. Interest income was $1.6 million in the nine months ended September 30, 2001 and $266,000 in the nine months ended September 30, 2000. This represents an increase of 498.9% from the nine months ended September 30, 2000 to the nine months ended September 30, 2001. The increase was the result of the investments of additional excess cash balances and the proceeds from our initial public offering in November 2000.

         Provision for Income Taxes. Provision for income taxes was $26,000 in the nine months ended September 30, 2001 and $2.3 million in the nine months ended September 30, 2000. These amounts represent a decrease of 98.9% from the nine months ended September 30, 2000 to the nine months ended September 30, 2001. Our effective tax rate decreased from 69.4% in the nine months ended September 30, 2000 to (1.9)% in the nine months ended September 30, 2001 due primarily to an increase in the amortization of deferred stock-based compensation, offset by an increase in our expected research and development tax credit for the year and the effect of annual accounting adjustments associated with an estimate of the effective tax rate for the full year. Our effective tax rate after excluding the effect of amortization of deferred stock-based compensation was 1.3% in the nine months ended September 30, 2001 and 38.3% in the nine months ended September 30, 2000.

         Net Income (loss). Our net loss was $1.4 million in the nine months ended September 30, 2001 and our net income was $1.0 million in the nine months ended September 30, 2000. Our net loss represented 10.3% of revenue in the nine months ended September 30, 2001 and our net income represented 6.8% of revenue in the nine months ended September 30, 2000. The net loss in the nine months ended September 30, 2001 was primarily the result of reduced revenue and increased operating costs, offset by the reduced provision for income taxes and increased interest income. Net income before the effect of the amortization of deferred stock-based compensation was $2.0 million in the nine months ended September 30, 2001 and $3.7 million in the nine months ended September 30, 2000.

         Amortization of Deferred Stock-based Compensation. Amortization of deferred stock-based compensation represents the difference between the exercise price and the deemed fair value at the date of grant, in connection with certain stock option grants in 2000, 1999 and 1998, which is being recognized over the vesting period of the related options. Amortization of deferred stock-based compensation was $3.4 million in the nine months ended September 30, 2001, of which $327,000 was included in cost of revenue during that period. Amortization of deferred stock-based compensation was $2.7 million in the nine months ended September 30, 2000, of which $275,000 was included in cost of revenue during that period. Amortization of deferred stock-based compensation on grants prior to December 31, 2000 is estimated to be approximately $806,000 in the quarter ending December 31, 2001, and $1,803,000, $709,000 and $88,000 in the years ending December 31, 2002, 2003 and 2004, respectively, and may change due to the granting of additional options or the cancellation of existing grants in future periods.

     The following table sets forth net income and net income per share, both after excluding the amortization of deferred stock-based compensation (in thousands, except per share amounts).

                                                                                          Nine Month Period Ended
                                                                                               September 30,
                                                                                       -----------------------------
                                                                                          2000               2001
                                                                                       ------------     ------------
    Net income, excluding amortization of deferred compensation......................   $  3,662           $  2,040
    Net income per share, excluding amortization of deferred compensation
       Basic.........................................................................   $   0.25           $   0.11
       Diluted.......................................................................   $   0.24           $   0.11
    Weighted average shares outstanding
       Basic.........................................................................     14,485             18,702
       Diluted.......................................................................     15,525             19,294

Liquidity and Capital Resources

     Our operating cash flow requirements have generally increased reflecting the expanding scope and level of our activities. Since our inception, we have financed our operations primarily through cash flows from operating activities. In November 2000, we received net proceeds of $38.3 million from the initial public offering of our common stock.

     As of September 30, 2001, our principal sources of liquidity were $47.7 million in cash and cash equivalents. In the nine months ended September 30, 2001, cash provided by operating activities of $432,000 primarily consisted of an increase in amortization of deferred stock-based compensation of $3.4 million, a decrease in accounts receivable of $1.3 million, depreciation expense of $322,000, the fair value of stock options issued in exchange for services of $25,000 and a decrease in deferred tax assets of $12,000, offset by a net loss of $1.4 million, a decrease in accrued expenses of $1.9 million, an increase in other assets of $1.1 million, an increase in the level of inventory of $124,000 and a decrease in accounts payable of $119,000. The decrease in accrued expenses primarily related to decreased income tax accruals of $2.3 million offset by increased accrued expenses from operations of $358,000. Cash used in investing activities was $486,000, related to capital expenditures of $771,000, offset by the proceeds from the sale of short-term investments of $285,000. Cash provided by financing activities was $303,000, related to the proceeds from the exercise of stock options of $166,000 and to the sale of stock pursuant to our stock purchase plan of $137,000.

     In the nine months ended September 30, 2000, cash provided by operating activities of $4.4 million primarily consisted of net income of $1.0 million, an increase in accrued expenses of $3.6 million, the amortization of deferred stock-based compensation of $2.7 million and an increase in accounts payable of $285,000, offset by increases in other assets of $1.2 million, accounts receivable of $1.0 million, deferred tax assets of $681,000 and the level of inventory of $468,000. Cash used in investing activities of $886,000 primarily related to the purchase of short-term investments of $382,000 and capital expenditures of $379,000. Cash provided by financing activities was $222,000, related to the proceeds from the exercise of stock options.

     As of September 30, 2001, we had cash and cash equivalents of $47.7 million, working capital of $51.0 million and no debt. We believe that the net proceeds from our initial public offering in November 2000, together with funds generated from operations, will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. Thereafter, we may find it necessary to obtain additional equity or debt financing. If we are required to raise additional funds, we may not be able to do so on acceptable terms or at all. In addition, if we issue new securities, stockholders might experience dilution or the holders of the new securities might have rights, preferences or privileges senior to those of existing stockholders.

RISK FACTORS

We continue to face uncertainty relating to economic conditions affecting our customers.

     We face uncertainty in the degree to which the current economic slowdown will negatively affect growth and capital spending by our existing and potential customers. We continue to experience instances of customers delaying or deferring orders for our products, and longer lead times needed to close our customer sales. If global economic conditions do not improve, or if there is a worsening in the global economic slowdown, we may continue to experience adverse impacts on our business, operating results and financial condition. Any adverse developments relating to the economic slowdown may make the occurrence of one or more of the factors discussed under "Risk Factors" in this report more likely to occur.

The recent terrorist attacks are unprecedented events that have created many economic and political uncertainties, some of which may harm our business and prospects and our ability in general to conduct business in the ordinary course.

     Terrorist attacks in New York and Washington, D.C. in September 2001 have disrupted commerce throughout the world. The continued threat of terrorism and the resulting military, economic and political response and heightened security measures may cause significant disruption to commerce throughout the world. To the extent that this disruption results in a general decrease in our customers' spending, our business and results of operations could be materially and adversely affected. We also may experience delays in receiving payments from customers that have been affected by the attacks, which, in turn, would harm our cash flow. We are unable to predict whether the threat of terrorism or the responses thereto will result in any long-term commercial disruptions or if such activities or responses will have a long-term adverse effect on our business, results of operations or financial condition. These and other developments arising out of the attacks may make the occurrence of one or more of the factors discussed under "Risk Factors" in this report more likely to occur.

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

     We currently derive a substantial majority of our revenue from sales of our USB products. Revenue from sales of our USB products accounted for approximately 59.4% of our revenue in the quarter ended September 30, 2001. We expect that revenue from these products will continue to account for a substantial portion of our revenue for the foreseeable future. If the market does not continue to accept our USB products, our revenue will decline significantly. Factors that may affect the market acceptance of our current USB products include the continued growth of the markets for USB compliant devices as well as the performance and pricing of our USB products and the availability, functionality and price of competing products. Companies must also modify their products to support new versions of USB as they are developed, such as USB 2.0. Many of these factors are beyond our control. In addition, in order to maintain widespread market acceptance, we must continue to differentiate ourselves from the competition through our technical expertise, product offerings and brand name recognition. Failure of our USB products to maintain market acceptance would adversely impact our revenue.

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

     Our future growth depends upon our ability to sell advanced verification systems and connectivity products for emerging communications standards such as Bluetooth wireless technology. However, our products may not gain widespread acceptance by customers. The success of our products depends upon volume production of computer, communications and consumer electronic products that use a particular standard and the acceptance of these products by consumers. The markets for emerging standards products have only recently begun to develop and are rapidly evolving. As a result, it is difficult to predict their potential size or future growth rate. There is significant uncertainty as to whether these markets ultimately will develop at all or, if they do develop, whether they will develop rapidly. If the markets for a particular emerging communications standard fail to develop or develop more slowly than expected, or if our products do not achieve widespread market acceptance by customers in these markets, our business would be significantly harmed.

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

     We obtain some parts, components and packaging used in our products from sole sources of supply. For example, we obtain field programmable gate array integrated circuits from Altera, ASICs from LSI Logic through Wyle Electronics, certain Bluetooth components from Ericsson, semiconductor devises from Agilent, and micro-controllers from Intel, SMSC and Cypress Semiconductor. If suppliers are unable to meet our demand for sole source components at reasonable costs and if we are unable to obtain an alternative source or the price for an alternative source is prohibitive, our ability to maintain timely and cost-effective production of our products would be harmed. In addition, because we rely on purchase orders rather than long-term contracts with our suppliers, including our sole source suppliers, we cannot predict with certainty our ability to obtain components in the longer term. If we are unable to obtain components or receive a smaller allocation of components than is necessary to manufacture products in quantities sufficient to meet demand, customers could choose to purchase competing products.

If our distributors and resellers do not actively sell our products, our product sales may decline.

     We sell a substantial portion of our products through distributors and resellers, including Toyo, our distributor in Japan, which accounted for approximately 31.8% of our revenue in the quarter ended September 30, 2001. Our distributors and resellers generally offer products from multiple manufacturers. Accordingly, there is a risk that these distributors and resellers may give higher priority to selling products from other suppliers and reduce their efforts to sell our products. Our distributors and resellers may not market our products effectively or continue to devote the resources necessary to provide us with effective sales, marketing and technical support. Our distributors and resellers may on occasion build inventories in anticipation of substantial growth in sales and, if growth does not occur as rapidly as anticipated, may decrease the quantity of products ordered from us in subsequent quarters. A slowdown in orders from our distributors could reduce our revenue in any given quarter and give rise to fluctuations in our operating results.

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

     Our success depends heavily upon the continued contributions of our key management personnel, whose knowledge, leadership and technical expertise would be difficult to replace. For example, as we previously reported in June 2001, Dan Wilnai, our president and chief executive officer, announced his intention to retire. All of our executive officers and key personnel are employees at will. We maintain no key person insurance on any of our personnel. If we were to lose the services of any of our key personnel and were unable to hire qualified replacements, our ability to execute our business plan would be harmed. In addition, employees who leave our company may subsequently compete against us.

If we fail to manage our growth effectively, our business could suffer.

     Our ability to offer products and implement our business plan successfully in a rapidly evolving market requires an effective planning and management process. We decreased our headcount by 4.4% in the quarter ended September 30, 2001. Even though our headcount decreased slightly in the quarter ended September 30, 2001, we expect that our headcount will increase in future quarters and that we will need to continue to improve our financial and managerial controls, reporting systems and procedures. For example, we are in the process of migrating our operations to a new enterprise resource planning system that affects almost every facet of our business operations. Typically, these conversions negatively affect a company's near-term ability to conduct business due to problems such as historical data conversion errors, personnel training time associated with the new system, delays in implementation or unforeseen technical problems during conversion. If problems arise during this transition, we could experience delays in or lack of shipping, an inability to support our existing customer base, delays in paying vendors, delays in collecting from customers, an inability to place or receive product orders or other operational problems. If this were to occur, our profitability or financial position could be negatively impacted. If we are not able to manage our growth effectively and efficiently, the quality of our products, our ability to retain key personnel and our operating results could suffer.

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

Economic,political and other risks associated with international sales and operations could adversely affect our sales.

     Because we sell our products worldwide and have a research and development facility in Israel, our business is subject to risks associated with doing business internationally. We recognized 61.2% of our revenue from sales to international customers in the quarter ended September 30, 2001. We anticipate that revenue from international operations will continue to represent a substantial portion of our revenue. In addition, several of our manufacturers' facilities and suppliers are located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including:

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

     To date, we protect our proprietary processes, software, know-how and other intellectual property and related rights through copyrights, trademarks and maintenance of trade secrets, including entering into confidentiality agreements. Our success and ability to compete depend in part on our proprietary technology. We currently do not have any patents. Although we have five patents pending, patents may not issue as a result of these or other patent applications. Any patents that ultimately issue may be successfully challenged by others or invalidated, or may not provide us with a significant competitive advantage. Third parties may breach confidentiality agreements or other protective contracts into which we have entered, and we may not be able to enforce our rights in the event of these breaches. We may be required to spend significant resources to monitor and police our intellectual property rights, including pursuing remedies in court. We may become involved in legal proceedings against other parties, which may also cause other parties to assert claims against us. We report material pending legal proceedings, if any, under the separate caption "Part II, Item 1. Legal Proceedings" elsewhere in this report. However, in the future, we may not be able to detect infringement and may lose competitive position in our markets before we do so. In addition, competitors may design around our technologies or develop competing technologies. The laws of other countries in which we market our products might offer little or no effective protection of our proprietary technology. Reverse engineering, unauthorized copying or other misappropriation of our proprietary technology could enable third parties to benefit from our technology without paying us for it, which could significantly harm our business.

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

     In the United States, substantial portions of the telecommunications industry, we and many of our customers and their products are subject to regulations and standards set by the Federal Communications Commission, or FCC. Internationally, many of our customers and their products may also be required to comply with regulations established by authorities in various countries. We are required to determine to what extent our products may be subject to FCC standards and regulations and to what extent we are required to obtain authorizations from the FCC directly or from a third-party authorized by the FCC to issue such authorizations. We are also required to maintain in good standing any equipment authorization we receive from the FCC or an FCC-approved party. In addition, the regulations in force both in the United States and in foreign jurisdictions may change. Failure to comply with regulations established by regulatory authorities or to obtain timely domestic or foreign regulatory approvals or certificates could significantly harm our business.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with an interest rate fixed at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. As of September 30, 2001, all of our investments were in money market funds, certificates of deposit or high quality commercial paper.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

     On December 29, 2000, we filed in the United States District Court for the Northern District of California a complaint against Catalyst Enterprises, Inc., alleging trademark and trade dress infringement, copyright infringement and unfair competition and seeking damages and attorneys' fees. The case is referred to as Computer Access Technology Corporation v. Catalyst Enterprises, Inc., Case No. C 00 4852 DLJ. Catalyst responded to the complaint on April 6, 2001 by denying each of the substantive claims and asserting federal and state unfair competition counterclaims, and requesting an award of attorneys' fees. We answered the counterclaims on September 27, 2001, and denied all the substantive claims of Catalyst's counterclaims. The case is set for trial on July 1, 2002.

     On March 28, 2001, we filed a motion for preliminary injunction against Catalyst. The Court denied this motion by order entered June 13, 2001. We filed a notice of appeal to the 9th Circuit Court of Appeals on July 12, 2001. The parties stipulated to a continuance of the briefing schedule for the appeal, and our opening brief is now due on December 4, 2001.

     We cannot predict the outcome of this matter at this time.

Item 5. Other Information

     On October 29, 2001, we announced the hiring of Keith Perry as our new vice president, sales and customer services.

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

Date November 14, 2001          Computer Access Technology Corporation


                            By: /s/ Dennis W. Evans
                                ------------------------------------------------
                                Dennis W. Evans
                                Vice President, Chief Financial Officer and
                                Secretary (Principal Financial Officer and
                                Principal Accounting Officer)