Form 10-K
period 2001-12-31
COMPUTER ACCESS TECHNOLOGY CORP
filed 2002-03-28
CIK 1120155

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 2001

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-31863

COMPUTER ACCESS TECHNOLOGY CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0302527 (I.R.S. Employer Identification No.)

2403 Walsh Avenue, Santa Clara California (Address of principal executive offices)	95051 (Zip Code)

(408) 727-6600
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based upon the closing sale price of Common Stock on March 1, 2002 as reported on the Nasdaq National Market, was approximately $25.5 million.

As of March 1, 2002, there were 18,947,082 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement (the “Proxy Statement”) to be mailed to stockholders in connection with its 2002 annual meeting of stockholders scheduled to be held in Santa Clara, California on Monday, May 20, 2002, are incorporated by reference into Part III of this report. Except as expressly incorporated by reference, the registrant’s Proxy Statement shall not be deemed to be part of this report.

PART I

Statements in this report which are not historical facts are forward-looking statements within the meaning of the federal securities laws. These statements may contain words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” or other wording indicating future results. Forward-looking statements are subject to risks and uncertainties. Actual results may differ materially from the results discussed in forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those discussed under “Risks Factors” following Item 7A below, and elsewhere in this report. We undertake no obligation to revise or update any forward-looking statements to reflect any event or circumstance that may arise after the date of this report.

Item 1.    Business

Computer Access Technology Corporation is a provider of advanced verification systems and connectivity products for existing and emerging digital communications standards. Our products are used by semiconductor, device, system and software companies at each phase of their products’ lifecycles from development through production and market deployment.

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

Communications Standards Are Becoming Increasingly Complex

Digital devices communicate by sending electronic signals through a physical transmission channel according to a specified protocol. A protocol is the set of detailed rules that governs both the channel and the device hardware and software, and regulates the manner in which the signals are sent. The channel and the protocol are both typically specified in a formal communications standard. For communication to be successful, each device must recognize and follow the same standard.

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

A standard is typically introduced by several leading technology and infrastructure companies. These core or promoter companies comprise the nucleus of independent communications standards groups, which are sometimes referred to as implementers’ forums, trade associations or special interest groups. These groups assist in the development, implementation and promotion of and compliance with the standards. As commercial interest in a particular standard increases, the communications standards group typically expands to include system and device manufacturers and service providers. The promoter companies typically remain closely associated with the standard throughout its lifecycle.

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

Universal Serial Bus.    The Universal Serial Bus standard, or USB, enables low and medium speed connectivity between computers and peripheral devices, including keyboards, mice, printers, scanners, joysticks and cameras, using plug and play technology. USB was introduced in 1995 and replaces the serial, parallel, mouse and keyboard ports. The specifications for the second version of USB, or USB 2.0, were released in April 2000. The promoter group for USB 2.0 consists of Compaq, Hewlett-Packard, Intel, Lucent, Microsoft, NEC and Philips and, as of December 31, 2001, the USB Implementers Forum had over 900 member companies. USB enables connectivity through copper wires at speeds of up to twelve megabits per second, or Mbps, over distances of up to five meters. This speed increases to up to 480 Mbps in USB 2.0.

IEEE 1394.    The IEEE 1394a standard, commonly known as 1394, FireWire or i.Link, enables high speed connectivity among computers, peripheral devices and consumer electronic devices, including audio systems, television sets, digital cameras, video recorders, video players and game consoles. 1394 was introduced in 1987 and was ratified by the Institute of Electrical and Electronics Engineers, or IEEE, in 1995. The promoter group includes Apple, Canon, Compaq, IBM, Intel, Microsoft, NEC, Philips, Sony, Sun Microsystems, Texas Instruments and Yamaha and, as of December 31, 2001, the 1394 Trade Association had over 170 member companies. 1394 enables connectivity through copper wire at speeds of up to 400 Mbps over distances of up to four and one-half meters. This speed increases to up to 3.2 billion bits per second, or Gbps, over distances of up to 100 meters, in the 1394b standard that is currently awaiting ratification.

Bluetooth Wireless Technology.    The Bluetooth standard, or Bluetooth wireless technology, enables low speed, wireless connectivity among computers, telecommunication devices, such as mobile telephones, and consumer electronics devices, such as personal digital assistants and headphones. Bluetooth wireless technology was introduced in 1998. The promoter group consists of 3Com, Agere, Ericsson, IBM, Intel, Microsoft, Motorola, Nokia and Toshiba and, as of December 31, 2001, the Bluetooth Special Interest Group had over 2,100 member companies. Bluetooth wireless technology operates through radio waves with rapidly fluctuating frequencies at speeds of up to one Mbps over distances of up to 100 meters.

Ethernet.    Ethernet enables high speed connection among computers and peripheral devices in local area networks. Ethernet was introduced in 1980 by Digital Equipment Corporation, Intel, and Xerox and, in 1983, the IEEE released the first IEEE standard for Ethernet technology. Ethernet technology operates over coaxial cable, twisted pair wiring or fiber optic cable at speeds of up to ten Mbps over distances of up to 2000 meters. The IEEE has released newer versions of the Ethernet technology, Fast Ethernet in 1995, which operates at speeds up to 100 Mbps, Wireless Ethernet in 1997 which operates at speeds up to 10 Mbps, and Gigabit Ethernet in 1998, which operates at speeds up to 1Gbps.

InfiniBand Architecture.    The InfiniBand standard enables high speed connectivity both inside computers and among computers and storage devices in storage area networks. InfiniBand was introduced in 1999 and is expected to replace both the Peripheral Connect Interface, or PCI standard, for internal computer communications and the emerging FibreChannel standard for communications in storage area networks. The promoter group consists of Compaq, Dell, Hewlett-Packard, IBM, Intel, Microsoft and Sun Microsystems and, as of December 31, 2001, the InfiniBand Trade Association had over 200 members. InfiniBand operates over both copper wire and fiber optic cable at speeds of up to 6 Gbps over distances of up to ten meters for copper wire and ten kilometers for fiber optic cable.

Serial ATA.    The Serial ATA standard enables high speed internal storage interconnect for desktops and mobile computers. Serial ATA was introduced in 2000 and is expected to replace Parallel ATA, the current standard used to connect storage devices such as hard drives, DVD and CD drives, and others to the motherboard. The promoter group consists of APT Technologies, Dell, Intel, Maxtor and Seagate and as of March 1, 2002, the Serial ATA Working Group had more than 80 members. Serial ATA operates over copper wire at 1.5 Gbps over distances of up to one meter.

Other Standards.    There are many other existing and emerging communications standards at different stages in their respective lifecycles such as Digital Subscriber Line, or DSL, FibreChannel, 802.11, Home RF and Global System for Mobile communication, or GSM.

Products

We offer advanced design and production verification systems for the USB, USB 2.0, 1394, InfiniBand, Serial ATA and Bluetooth standards, as well as production and commercial connectivity products for the USB, USB 2.0 and Ethernet standards. We currently sell all of the products listed below.

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

Universal Protocol Analyzer System.    Universal Protocol Analyzer System, our new architecture for communications protocol analysis, test and verification, was introduced in the first quarter of 2001. The Universal Analyzer includes a base unit, which utilizes plug-in modules that support multiple protocols and a modular software architecture. The modules observe and capture specific bus and protocol traffic and present it to the user for further analysis. Additional modules allow for generation of both legal and illegal protocol traffic, assisting engineers in exercising their new designs, resulting in improved quality and interoperability of their new products.

SATracer.    SATracer, our first generation Serial ATA product, was introduced in the third quarter of 2001. SATracer was our fourth module for the CATC Universal Protocol Analyzer System. SATracer is a non-intrusive protocol analysis system that facilitates efficient and accurate debug, test and verification of Serial ATA semiconductors, devices, systems. SATracer also provides Serial ATA traffic capture, display and analysis.

USBTrainer.    The USBTrainer, our second generation USB test generator product, was introduced in the second quarter of 2001. USBTrainer; was our third module for the CATC Universal Protocol Analyzer System, and is easily configured and controlled by a PC via a USB port. The USBTrainer is a development and test tool that serves as a flexible USB host for the development of USB devices, hubs and integrated circuits. The USBTrainer™ enables stress/limit testing of USB designs and permits observation of design behavior under faulty bus conditions.

USBTracer.    USBTracer, our fifth generation USB product, was introduced in the second quarter of 2001. USBTracer was our second module for the CATC Universal Protocol Analyzer System. The USBTracer interfaces with standard USB cables and connections to capture and display all speeds of USB bus traffic.

IBTracer.    IBTracer, our first generation InfiniBand protocol analyzer, was introduced in the first quarter of 2001. IBTracer was our first module for the CATC Universal Protocol Analyzer System. IBTracer uses hardware triggering to capture real-time events and hardware filtering to preserve memory and assist in pinpointing data of interest. It is easily configured and controlled by a PC via its USB port. IBTracer interfaces with standard InfiniBand cables and connectors to capture and display high speed InfiniBand traffic. Recorded data can be searched for specific data, errors or other desired conditions.

Merlin’s Wand.    Merlin’s Wand, our first generation Bluetooth wireless test generator product was introduced on the second quarter of 2001. Through its software interface, designers and test technicians are able to quickly and easily issue protocol commands and test sequences emulating different types of Bluetooth devices and to analyze or validate designs to ensure compliance to the Bluetooth specification. When used in conjunction with the Merlin protocol analyzer, the user has the ability to both generate piconet traffic and record that information as it is generated, which provides for the creation of fully automated test processes.

Merlin.    Merlin, our first generation Bluetooth wireless protocol analyzer, was introduced in the first quarter of 2000. It was the first analyzer for the Bluetooth standard delivered to the market and our first analyzer for wireless communications. Merlin is a non-intrusive design verification system that provides Bluetooth network traffic capture, display and analysis.

Advisor.    Advisor, our fourth generation USB bus and protocol analyzer, was introduced in the first quarter of 2000. It was the first USB 2.0 analyzer delivered to the market and builds on our growing experience and knowledge of the development community’s needs. Advisor captures, displays and analyzes signals transmitted at all three USB speeds, one and one-half, twelve and 480 Mbps.

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

Detective.    Detective, our first generation USB bus and protocol analyzer, was introduced in the first quarter of 1996. It was the first analyzer for USB delivered to the market. Detective is used by both hardware and software developers to identify design and implementation problems by analyzing messages transmitted over the bus. Detective consists of a circuit board that is inserted into the design computer and application software that is loaded onto the design computer.

Production Products

Our production verification systems are also designed to assist hardware and software manufacturers in volume production of reliable devices and systems and software downloads onto new computers. Our production products consist of the following:

EL200.    EL200, an industrial device that links USB 2.0 and Ethernet 10/100, was introduced in the first quarter of 2002. The EL200 is used on the production line by computer manufacturers and assembly houses for loading software on the hard drives of newly manufactured systems. The EL200 device connects a computer operating under the DOS operating system to an Ethernet network through a USB 2.0 port. EL200 conforms to both USB 2.0 and Ethernet specifications and is capable of speeds ten times faster than the previous version, the EL2.

UPT2.    UPT2, our third generation USB production verification system, was introduced in the fourth quarter of 2001. UPT2 is used as a universal verification system on the production line by integrated circuit, circuit board, computer system and hub manufacturers to verify compliance with USB2.0/1.1 specifications and is capable of testing up to four USB host ports simultaneously.

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

EL2.    EL2, an industrial device that links USB and Ethernet channels, was introduced in the third quarter of 1999. The EL2 is used on the production line by computer manufacturers and assembly houses for loading test and data files on newly manufactured systems. We believe that EL2 is the only device available that connects a computer operating under the DOS operating system to an Ethernet network through a USB port. EL2 conforms to both USB and Ethernet specifications and operates at an effective data transfer rate of more than five Mbps.

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

Customers

Our customers include semiconductor, device, system and software companies and our distributors and value-added resellers. Collectively, our top five customers accounted for approximately 54.2% of our revenue in the year ended December 31, 2001, which includes Toyo, our distributor in Japan, which accounted for approximately 26.9% of our revenue in the year ended December 31, 2001. In addition, we recognized approximately 56.1% of our revenue from sales to our international customers in the same period.

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

Our sales efforts are dedicated to establishing and maintaining long-term customer relationships. This support emphasizes customer satisfaction and includes the expertise and resources necessary for customers to use our products successfully. We provide product documentation, technical information and software bug fixes through our web site. We intend to continue to provide our customers with comprehensive sales and technical support and believe that this is critical to remaining competitive. In June 2001, we began to offer software maintenance support contracts for certain of our development products.

Our distribution channels through 2001 included a direct sales force and a network of distributors and value-added resellers. We sold our products in North America through our direct sales force and resellers. Beginning in January 2002, we altered our relationship with our North American resellers by converting them to manufacturer’s representatives and we are now accepting orders directly from our customers while our manufacturer’s representatives provide only sales support. We do not expect this change in relationship to have a significant impact on our future operating results. We have also continued to add additional North American channel resources as manufacturer’s representatives to support the expansion of our North American sales efforts.

Our direct sales force maintains close contact with our customers and provides support to both direct customers and manufacturer’s representatives. We sell our products in Asia and Europe through distributors. Our direct sales force also maintains close contact with these distributors, which provide both sales and support in the countries they cover. To date, we have established relationships with distributors and manufacturer’s representatives in over 25 countries in Asia, North America and Europe. We are increasingly able to leverage customer satisfaction and our service-oriented approach to gain valuable introductions that have led to additional sales to existing customers and initial sales to new customers. We expect to continue benefiting from this trend in the future. In addition, we intend to expand our distribution efforts by pursuing relationships with additional distributors and manufacturer’s representatives in our current markets and with new distributors and manufacturer’s representatives in our future markets.

Research and Development

We believe that our future success depends, to a large extent, upon our ability to develop new products for established and emerging communications standards and to add improved features to our existing products. Our research and development efforts are focused on the development of technology and products that will enhance our position in our future markets.

As of December 31, 2001, we employed 41 people in our research and development organization. Our research and development team is comprised of hardware and software design engineers with expertise in the design and application of computer and communications systems and devices, semiconductor devices, embedded software, software drivers and software applications. Our research and development expenses were approximately $7.3 million in the year ended December 31, 2001, $4.9 million in the year ended December 31, 2000, and $3.5 million in the year ended December 31, 1999.

As part of our research and development activities, we are engaged in formal and informal relationships with our customers worldwide as well as special interest groups for emerging communications standards. For example, during 2001 , we participated in two 1394, one InfiniBand and four Bluetooth compliance workshops; two USB 2.0, two Bluetooth, and three 1394 developers conferences; two Intel Developer Forums; and the Microsoft Hardware Engineering Conference.

Technology

We believe that we have a competitive advantage as a result of our knowledge and expertise covering multiple communications standards, computer and software architecture and advanced ASIC and programmable logic design. This expertise is enhanced by our advanced design tools and collaboration among our various design teams. The following is a summary of our technology position:

Vertically Integrated Technology.    We have a broad, vertically integrated technology base that includes the knowledge and expertise to:

•	design advanced ASICs;

•	use programmable logic in the form of microcontrollers and programmable logic devices, or PLDs, in real-time, embedded applications;

•	design electronic circuit boards and systems; and

•	design and develop embedded software, software drivers and software applications.

This technology base, coupled with the specific experience gained by designing previous generations of our products, enables us to provide reliable, easy to use and cost-effective products.

Expertise in Multiple Standards.    We have expertise in several communications standards including USB, USB 2.0, 1394, Bluetooth wireless technology, InfiniBand, Serial ATA and Ethernet and intend to extend our technology base to support additional emerging standards. We believe that our broad technology base allows us to quickly apply the expertise and technology incorporated in our existing product lines to new standards and products.

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

Manufacturing

We use outside contract manufacturing services for printed circuit board fabrication, assembly and testing. We outsource the manufacture of our lower volume, higher margin products to several facilities located in the Silicon Valley area. We conduct final assembly, testing and quality assurance at our facility in Santa Clara, California. We outsource the turnkey manufacturing and assembly of our higher volume, lower margin products to several facilities located in Asia. This approach enables us to focus on our design strengths, reduce fixed costs and capital expenditures, and provide flexibility in meeting market demand. We do not have long-term contracts with any of our contract manufacturers. We design and develop a number of the key components of our products, including our ASIC, printed circuit boards and mechanical packaging. We also use detail inspection and thorough testing of each product to assure product quality and reliability.

Although we use standard parts and components for our products where possible, we currently purchase a few key components used in the manufacture of our products from single or limited sources. Our principal single source component suppliers include Altera, LSI Logic, Ericsson, Agilent, SMSC, Cypress Semiconductor, Intel and Xilinx. Currently, purchase commitments with our single or limited source suppliers are on a purchase order basis. Any interruption or delay in the supply of any of these components, or the inability to procure these components from alternate sources at acceptable prices and within a reasonable time, would substantially harm our business. In addition, qualifying additional suppliers could be time-consuming and expensive and might increase the likelihood of errors.

Competition

Our markets are highly competitive, and we expect competition to intensify in the future. We believe that the principal factors of competition are:

•	ease of product use;

•	speed and accuracy of products;

•	flexibility and programmability of products;

•	upgradability of products;

•	local support and service for products;

•	time to market with new products; and

•	breadth of product offerings.

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

Intellectual Property

We rely on a combination of copyright, trademark and trade secret laws to protect our intellectual property. In addition, we have six patents pending. However, we believe that factors such as the creativity and technological skills of our personnel, new product developments, frequent product enhancements, reliable customer service and product maintenance are more essential to establishing and maintaining a technology leadership position. Many of our products contain elements that we consider proprietary, including the CATC Trace in our development products and the embedded software and software drivers in our connectivity products. We cannot provide any assurance that other companies will not develop technologies that are similar or superior to our technology. Despite our efforts to protect our intellectual property rights, existing laws and our contractual arrangements provide only limited protection. Unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Monitoring unauthorized use of our products is difficult, and we cannot be certain that the steps we have taken will prevent unauthorized use of our intellectual property, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. Expensive litigation may be necessary in the future to enforce our intellectual property rights. Our failure to enforce and protect our intellectual property rights or any adverse change in the laws protecting intellectual property rights could harm our business.

We expect that we will be subject to infringement claims as the number of products and competitors in our markets grows and the functionality of products further overlaps. From time to time, we may receive letters from third parties, including some of our competitors, alleging that our products infringe these parties’ patent or other intellectual property rights. To date, we have not received any letters of this nature, and we do not have any other reason to believe, that our products infringe any other party’s intellectual property rights. If any claims cannot be resolved through a license or similar arrangement, we could become a party to litigation. The results of any litigation are inherently uncertain. In the event of an adverse result in any litigation with third parties that could arise in the future, we could be required to pay substantial damages, including treble damages if we are held to have willfully infringed, to cease the manufacture, use and sale of infringing products, to expend significant resources to develop noninfringing technology, or to obtain licenses to the infringing technology. In addition, lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and would divert management time and attention from our business.

We may become involved in legal proceedings against other parties, which may also cause other parties to assert claims against us. We report material pending legal proceedings, if any, under the separate caption “Item 3. Legal Proceedings” elsewhere in this report.

Employees

As of December 31, 2001, we had 84 employees. Of these individuals, 19 were in sales and marketing, 41 were in research and development, 15 were in operations and 9 were in finance and administration. Our employees are not represented by any collective bargaining unit, and we believe our relations with our employees are satisfactory.

Item 2.    Properties

Our principal executive and administrative offices are located in a leased facility consisting of approximately 14,000 square feet of office space in Santa Clara, California. This lease expires in June 2002. We also have facilities in Netanya, Israel, with approximately 3,500 square feet and in San Diego, California, with approximately 3,000 square feet. We believe that our existing facilities are adequate to meet our current and projected needs, or that suitable additional or substitute space will be available as needed. Commercial building availability is reasonably high in the market where our principal place of business is located. Competition for present and future available commercial space is not intense, resulting in reasonably lease rates and desirable terms to tenants. As a result, we do not believe we will experience difficulty in obtaining additional space for expansion, or in obtaining such space on favorable terms.

Item 3.    Legal Proceedings

On December 29, 2000, we filed in the United States District Court for the Northern District of California a complaint against Catalyst Enterprises, Inc., alleging trademark and trade dress infringement, copyright infringement and unfair competition and seeking damages and attorneys’ fees. The case is referred to as Computer Access Technology Corporation v. Catalyst Enterprises, Inc., Case No. C 00 4852 DLJ. Catalyst responded to the complaint on April 6, 2001 by denying each of the substantive claims and asserting federal and state unfair competition counterclaims, and requesting an award of attorneys’ fees. We answered the counterclaims on September 27, 2001, and denied all the substantive claims of Catalyst’s counterclaims.

On March 28, 2001, we filed a motion for preliminary injunction against Catalyst. The Court denied this motion by order entered June 13, 2001. We filed a notice of appeal to the 9th Circuit Court of Appeals on July 12, 2001, and we filed a motion to voluntarily withdraw the appeal on November 28, 2001. The appeal was dismissed by order dated December 4, 2001.

On December 11, 2001, Catalyst filed a motion for partial summary judgement on the issue of trade dress functionality. On January 25, 2002, we filed a motion for judgment on the pleadings or, in the alternative, a special motion to strike Catalyst’s counterclaims. Both motions were heard on March 1, 2002. The court has not yet ruled on these motions. Discovery in the case is ongoing, and expert designations are due April 26, 2002. The case is set for trial on September 9, 2002.

We cannot predict the outcome of this matter at this time.

Item 4.    Submission of Matters to a Vote of Security Holders

Our 2001 annual meeting of stockholders was held on October 25, 2001. At the meeting, our stockholders approved the following proposals presented to them pursuant to the vote totals indicated next to each item:

	Vote (No. of Shares)
Proposal	For	Against/Withheld	Abstain	Broker Non-Votes
Election of Philip Pollok as Class I Director	17,076,536	405,647	—	—
Ratification of PricewaterhouseCoopers LLP as independent public accountants for fiscal year ended December 31, 2001	17,451,629	4,227	26,327	—
Approval of Special 2000 Stock Option Plan	16,886,490	575,266	20,427	—

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

Market Information

Our common stock is traded publicly on the Nasdaq National Market under the symbol “CATZ.” Our stock began trading when we commenced our initial public offering on November 10, 2000. The following table lists the high and low sales prices of our common stock for each fiscal period indicated beginning on November 10, 2000:

	2000		2001
	High	Low	High	Low
Fiscal quarter ended March 31	$—	$—	$16.00	$4.44
Fiscal quarter ended June 30	—	—	6.95	3.45
Fiscal quarter ended September 30	—	—	6.50	3.95
Fiscal quarter ended December 31	17.25	7.00	5.20	3.37

At March 1, 2002, the approximate number of common stockholders of record was 40.

We have never paid any cash dividends on our capital stock and do not expect to pay any such dividends in the next twelve months.

Item 6.    Selected Financial Data

The following selected financial data is qualified by reference to and should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto included elsewhere in this report on Form 10-K.

	Years Ended December 31,
	1997	1998	1999	2000	2001
	(in thousands, except per share data)
Consolidated Statement of Income Data:
Revenue	$4,169	$6,771	$12,506	$21,549	$16,770
Cost of revenue	764	1,437	3,136	5,190	4,259

Gross profit	3,405	5,334	9,370	16,359	12,511

Operating expenses:
Research and development	1,210	2,572	3,538	4,903	7,278
Sales and marketing	431	800	1,194	2,164	3,162
General and administrative	340	345	434	1,507	2,933
Amortization of deferred stock-based compensation	—	452	1,320	3,823	3,643

Total operating expenses	1,981	4,169	6,486	12,397	17,016

Income (loss) from operations	1,424	1,165	2,884	3,962	(4,505)
Other income, net	56	80	138	719	1,868

Income (loss) before provision for income taxes	1,480	1,245	3,022	4,681	(2,637)
Provision (benefit) for income taxes	556	708	1,760	3,468	(70)

Net income (loss)	$924	$537	$1,262	$1,213	$(2,567)

Net income (loss) per share:
Basic	$0.06	$0.04	$0.09	$0.08	$(0.14)

Diluted	$0.06	$0.04	$0.08	$0.07	$(0.14)

Weighted average shares outstanding
Basic	14,286	14,286	14,286	15,181	18,733

Diluted	14,507	15,079	15,084	16,392	18,733

Net income, excluding amortization of deferred stock-based compensation	$924	$1,231	$2,825	$5,496	$1,463

Net income per share, excluding amortization of deferred stock based compensation:
Basic	$0.06	$0.09	$0.20	$0.36	$0.08

Diluted	$0.06	$0.08	$0.19	$0.34	$0.08

	December 31,
	1997	1998	1999	2000	2001
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$1,816	$2,215	$4,195	$47,696	$47,561
Working capital	1,883	3,005	5,773	49,142	50,562
Total assets	2,727	3,926	7,654	53,892	53,888
Total debt	—	—	—	—	—
Total stockholders’ equity	1,971	3,202	6,027	50,157	52,016

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with “Selected Consolidated Financial Data” and our consolidated financial statements and accompanying notes. Statements below which are not historical facts are forward-looking statements within the meaning of the federal securities laws. These statements may contain words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” or other wording indicating future results. Forward-looking statements are subject to risks and uncertainties. Actual results may differ materially from the results discussed in forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those discussed under “Risk Factors” following Item 7A below, and elsewhere in this report. We undertake no obligation to revise or update any forward-looking statements to reflect any event or circumstance that may arise after the date of this report.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our consolidated financial statements in conformity with generally accepted accounting principles requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We believe the following critical accounting policies, among others, which are more fully described in Note 2 to our consolidated financial statements, affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

We report our revenue and gross profit in three business segments: development, production and connectivity products. We have adopted Statement of Position, or SOP, 97-2, Software Revenue Recognition. Under SOP 97-2, we recognize revenue to distributors, resellers and end users upon shipment provided that there is persuasive evidence of an arrangement, the product has been delivered, the fee is fixed and determinable and collection of the resulting receivable is reasonably assured. We do not provide distributors, resellers or customers price protection, return or exchange rights. Generally, our distributors do not maintain inventory, however, they do have the right to return inventory upon termination of their distribution agreement. We review inventory levels held by distributors, if any, quarterly to ensure that any potential returns in the event of termination are not material. When we have shipped products but some elements essential to the functionality of the products have not been completed, revenue and associated cost of revenue are deferred until all remaining elements have been delivered. Software maintenance support revenue is deferred and recognized ratably over the maintenance support period. Provisions for warranty costs are recorded at the time products are shipped.

Our cash equivalents and short-term investments are placed in portfolios managed by two professional money management firms under the investment guidelines we have established. These guidelines address the critical objectives of preservation of principal, avoiding inappropriate concentrations, meeting liquidity requirements, and delivering maximum after-tax returns. We classify all highly liquid investments purchased with an original maturity of 90 days or less to be cash equivalents and those with a maturity greater than 91 days but less than one year to be short-term investments. Cash equivalents and short-term investments consist principally of investments in commercial paper, investment quality corporate bonds, collateralized mortgage obligations, U.S. government agency securities and money market funds.

We account for income taxes under the liability method, which requires, among other things, that deferred income taxes be provided for temporary differences between the tax bases of the Company’s assets and liabilities and their financial statement reported amounts. In addition, deferred tax assets are recorded for the future benefit of utilizing net operating losses and research and development credit carryforwards. The preparation of our tax provision and deferred tax assets requires us to make estimates and assumptions including areas such as the calculation of research and development credits, and future taxable income. If these estimates change in the future, we may be required to record additional valuation allowances against deferred tax assets, and our future tax provisions may result in different effective tax rates. A valuation allowance is provided against deferred tax assets unless it is more likely than not that they will be realized.

Overview

We are a provider of advanced verification systems and connectivity products for existing and emerging digital communications standards such as USB, USB 2.0, IEEE 1394, Bluetooth wireless technology, InfiniBand, Serial ATA and Ethernet. Our products are used by semiconductor, device, system and software companies at each phase of their products’ lifecycles from development through production and market deployment. Our verification systems consist of development and production products that accurately monitor communications traffic and diagnose operational problems to ensure that products comply with standards and operate with other devices as well as to assist system manufacturers in downloading software onto new computers. Our connectivity products enable reliable, uninterrupted service for broadband Internet access. We currently outsource most of the manufacturing of our verification systems and connectivity products so that we may concentrate our resources on the design, development and marketing of our existing and new products.

In the year ended December 31, 2001, our revenue from our development products was $12.5 million, from production products was $1.7 million and from connectivity products was $2.6 million. Historically, we have generated a majority of our revenue across all segments from products for the USB standard. Revenue from our USB products accounted for approximately 66.0% of our revenue in the year ended December 31, 2001, of which 22.0% was from our USB 2.0 products. During 2001, our production products revenue was significantly impacted by the personal computer industry-wide delay in introduction of USB 2.0 systems. Also during 2001, our connectivity products revenue was significantly impacted by the softness in the broadband Internet access market, and additional competitive pressure due to improved availability of next generation cable and DSL modems with integrated USB support. In June 2001, we began to offer software maintenance support contracts for certain of our development products. Maintenance revenue for the year ended December 31, 2001 was approximately $78,000 and deferred maintenance revenue was approximately $209,000 at December 31, 2001.

Our distribution channels through 2001 included a direct sales force and a network of distributors and value-added resellers. We sold our products in North America through our direct sales force and resellers and internationally through our direct sales force and distributors. Beginning in January 2002, we altered our relationship with our North American resellers by converting them to manufacturer’s representatives and we are now accepting orders directly from our customers while our manufacturer’s representatives provide only sales support. We do not expect that this relationship change will have a significant impact on our future operating results. We have also continued to add additional North American channel resources as manufacturer’s representatives to support the expansion of our North American sales efforts.

Historically, a substantial portion of our revenue has been derived from customers outside of the United States. In the year ended December 31, 2001, 56.1% of our revenue was derived from international customers, of which 26.9% was derived from customers based in Japan, 12.8% was derived from customers based in other parts of Asia, and 15.9% was derived from customers based in Europe. International revenue increased as a percentage of total revenue in the year ended December 31, 2001, primarily due to the general economic slowdown, which has been exacerbated by the impact of the September 11, 2001, terrorist attack in the United States. All of our revenue and accounts receivable are denominated in U.S. dollars. Although seasonality affects many of our target markets, to date our revenues and financial condition as a whole have not been materially impacted by seasonality.

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

The overall economic environment continues to create uncertainties for us and our customers. We have experienced continuing weakness in each of our business segments over the last year as a result of slowing growth in the global economy and delays in orders as a result of reduced spending by many of our customers, which has been exacerbated by the September 11, 2001, terrorist attack. Our near term financial results have been and may continue to be affected by our decision to accelerate sales, marketing and research and development spending in 2001.

Results of Operations

The following table presents selected consolidated financial data for the periods indicated as a percentage of revenue:

	Years Ended December 31,
	1999	2000	2001
Consolidated Statement of Income Data:
Revenue	100.0%	100.0%	100.0%
Cost of Revenue	25.1	24.1	25.4

Gross profit	74.9	75.9	74.6

Operating expenses:
Research and development	28.3	22.8	43.4
Sales and marketing	9.5	10.0	18.9
General and administrative	3.5	7.0	17.5
Amortization of deferred stock-based compensation	10.5	17.7	21.7

Total operating expenses	51.8	57.5	101.5

Income (loss) from operations	23.1	18.4	(26.9)
Other income, net	1.1	3.3	11.1

Income (loss) before provision for income taxes	24.2	21.7	(15.8)
Provision (benefit) for income taxes	14.1	16.1	(0.4)

Net income (loss)	10.1%	5.6%	(15.4)%

Results of Operations in the Year Ended December 31, 2001, 2000, and 1999

Revenue.    Our revenue was $16.8 million in the year ended December 31, 2001, $21.5 million in the year ended December 31, 2000, and $12.5 million in the year ended December 31, 1999. These amounts represent a decrease of 22.2% from 2000 to 2001 and an increase of 72.3% from 1999 to 2000. The decrease in revenue from 2000 to 2001 was due primarily to decreases in our sales of certain development products, production products and connectivity products of $3.7 million, $2.5 million and $1.6 million, respectively, offset by increases in sales of our new and other development products, which represented $3.1 million. The decrease in sales from existing development and production products was the result of a general economic slowdown, primarily in the United States, and the decrease in sales of connectivity products was primarily the result of softness in the broadband Internet access market, and additional competitive pressure due to improved availability of next generation cable and DSL modems with integrated USB support. The increase in revenue from 1999 to 2000 was due primarily to sales of our new development products, which represented $5.6 million, and continued sales of existing products with increases from 1999 representing $4.8 million. Revenue from international customers represented 56.1% of our revenue in the year ended December 31, 2001, 40.4% of our revenue in the year ended December 31, 2000, and 42.4% of our revenue in the year ended December 31, 1999.

Cost of Revenue and Gross Profit.    Our gross profit was $12.5 million in the year ended December 31, 2001, $16.4 million in the year ended December 31, 2000, and $9.4 million in the year ended December 31, 1999. These amounts represent a decrease of 23.5% from 2000 to 2001 and an increase of 74.6% from 1999 to 2000. The dollar decrease in gross margin from 2000 to 2001 was primarily the result of a decrease in unit sales of development, production and connectivity products, offset by a decrease in amortization of deferred stock-based compensation of $73,000. The dollar increase in gross margin from 1999 to 2000 was primarily the result of an increase in unit sales of development, production and connectivity products, offset by an increase in amortization of deferred stock-based compensation of $217,000. Our gross margin percentage was 74.6% in the year ended December 31, 2001, 75.9% in the year ended December 31, 2000, and 74.9% in the year ended December 31, 1999. The decrease in gross margin from 2000 to 2001 was primarily due to reduced margins for our production products, due to higher costs associated with lower volume manufacturing, and for our connectivity products, due to competitive pricing pressure, partially offset by a change in the mix of our revenue by business segment. Our lower margin business segments, production products and connectivity products, decreased as a percentage of revenue by 9.3% and 4.1%, respectively, and our higher margin business segment, development products, increased as a percentage of revenue by 13.5%. The increase in gross margin from 1999 to 2000 was due primarily to the change in our revenue by business segment, with our higher margin business segment, development products, increasing by 11.6% partially offset by our lower margin business segment, connectivity products, which increased by 5.8%. Excluding amortization of deferred stock-based compensation, our gross margin would have been 76.9% for the year ended December 31, 2001, 78.1% for the year ended December 31, 2000, and 76.9% for the year ended December 31, 1999.

Research and Development.    Our research and development expenses were $7.3 million in the year ended December 31, 2001, $4.9 million in the year ended December 31, 2000, and $3.5 million in the year ended December 31,1999. These amounts represent increases of 48.4% from 2000 to 2001, and 38.6% from 1999 to 2000. Research and development expenses represented 43.4% of revenue in the year ended December 31, 2001, 22.8% of revenue in the year ended December 31, 2000, and 28.3% of revenue in the year ended December 31, 1999. The dollar increase in 2001 was primarily due to an increase in personnel and related costs of $2.1 million, as we continued to invest in our research and development team for the future. The percentage of revenue increase in 2001 was primarily due to the impact of the decrease in revenue from 2000 and an increase in personnel and related costs. The dollar increase in 2000 was primarily due to an increase in personnel and related costs of $992,000 and an increase in outside services and supplies cost of $143,000. The percentage of revenue decrease in 2000 was due to revenue growth of approximately 72.3% over the same period.

Sales and Marketing.    Our sales and marketing expenses were $3.2 million in the year ended December 31, 2001, $2.2 million in the year ended December 31, 2000, and $1.2 million in the year ended December 31, 1999. These amounts represent increases of 46.1% from 2000 to 2001, and 81.2% from 1999 to 2000. Sales and marketing expenses represented 18.9% of the revenue for the year ended December 31, 2001, 10.0% of revenue in the year ended December 31, 2000, and 9.5% of revenue in the year ended December 31, 1999. The dollar increase in 2001 was primarily due to increases in personnel and related costs of approximately $769,000, as we continued to invest in our sales and marketing infrastructure for the future. The percentage of revenue increase in 2001 was primarily due to the impact of the decrease in revenue from 2000 and an increase in personnel and related costs. The dollar increase in 2000 was primarily due to increases in personnel and related expenses of $545,000 and increases in marketing programs of $266,000. The percentage of revenue increase in 2000 was primarily due to increases in personnel and marketing programs.

General and Administrative.    Our general and administrative expenses were $2.9 million in the year ended December 31, 2001, $1.5 million in the year ended December 31, 2000, and $434,000 in the year ended December 31, 1999. These amounts represent increases of 94.6% from 2000 to 2001, and 247.2% from 1999 to 2000. General and administrative expenses represented 17.5% of revenue in the year ended December 31, 2001, 7.0% of revenue in the year ended December 31, 2000, and 3.5% of revenue in the year ended December 31, 1999. The dollar increase in 2001 was primarily due to an increase in professional services expense of $844,000, primarily legal and accounting fees, an increase in insurance of $237,000, primarily for directors and officers liability insurance premiums, and the addition of management and administrative personnel and related costs of $231,000. The percentage of revenue increase in 2001 was primarily due to the impact of the decrease in revenue from 2000 and an increase in professional services expense, an increase in insurance premiums and the addition of management and administrative personnel related costs. The dollar increase in 2000 was primarily due to the addition of management and administrative personnel and related expenses of $509,000 and the increase in professional services expense of $400,000. The percentage of revenue increase in 2000 was primarily due to an increase in personnel and professional services expense.

Amortization of Deferred Stock-based Compensation.    Amortization of deferred stock-based compensation was $4.0 million in the year ended December 31, 2001, of which $387,000 was included in cost of revenue during that period. Amortization of deferred stock-based compensation was $4.3 million in the year ended December 31, 2000, of which $460,000 was included in cost of revenue during that period. Amortization of deferred stock-based compensation was $1.6 million in the year ended December 31, 1999, of which $243,000 was included in cost of revenue during that period. Amortization of deferred stock-based compensation includes adjustments of compensation expenses for unvested shares subsequently forfeited. Amortization of deferred stock-based compensation on grants prior to December 31, 2001, is estimated to be approximately $1,728,000, $680,000 and $84,000 in the years ending December 31, 2002, 2003 and 2004, respectively, and may change due to the granting of additional options or the cancellation of existing grants in future periods.

Other Income.    Other income was $1.9 million in the year ended December 31, 2001, $719,000 in the year ended December 31, 2000, and $138,000 in the year ended December 31, 1999. These amounts represent increases of 159.8% from 2000 to 2001, and 421.0% from 1999 to 2000. These increases resulted from interest income earned on the investment of the additional excess cash balances and the proceeds from our initial public offering in November 2000. During September 2001, we transferred the majority of our excess cash balances from money market funds to tax-exempt and tax-advantaged cash equivalents and short-term investments in commercial paper, investment quality corporate bonds, collateralized mortgage obligations, and U.S. government agency securities.

Provision (benefit) for Income Taxes.    Benefit for income taxes was $70,000 in the year ended December 31, 2001, and the provision for income taxes was $3.5 million in the year ended December 31, 2000, and $1.8 million in the year ended December 31, 1999. These amounts represent a decrease of 102.0% from 2000 to 2001, and an increase of 97.0% from 1999 to 2000. Our effective tax rate decreased from 74.1% in 2000 to 2.7% in 2001 due primarily to an increase in the amortization of deferred stock-based compensation offset by an increase in our expected research and development tax credit. Our effective tax rate increased from 58.2% in 1999 to 74.1% in 2000 due to an increase in our income before provision for income taxes and before amortization of deferred stock-based compensation. Our effective tax rate after excluding the effect of amortization of stock-based compensation was (5.0)% in the year ended December 31, 2001, 38.7% in the year ended December 31, 2000, and 38.4% in the year ended December 31, 1999. The effective tax rate for 2001 is significantly less than the statutory Federal and state rates due primarily to the effect of the research and development credits on a reduced level of taxable income.

Net Income (loss).    Our net loss was $2.6 million in the year ended December 31, 2001, and our net income was $1.2 million in the year ended December 31, 2000 and $1.3 million in the year ended December 31, 1999. Our net loss represented (15.4%) of revenue in the year ended December 31, 2001, and our net income represented 5.6% of revenue in the year ended December 31, 2000, and 10.1% of revenue in the year ended

December 31, 1999. The decrease in net income in 2001 was primarily the result of reduced revenue and increased operating costs, offset by the benefit for income taxes and increased interest income. The decrease in net income in 2000 was primarily the result of an increase in the amortization of deferred stock-based compensation. Net income before the effect of the amortization of deferred stock-based compensation was $1.5 million in the year ended December 31, 2001, $5.5 million in the year ended December 31, 2000 and $2.8 million in the year ended 1999. These amounts represent a decrease of 73.4% from 2000 to 2001, and an increase of 94.5% from 1999 to 2000.

Liquidity and Capital Resources

Our operating cash flow requirements have generally increased reflecting the expanding scope and level of our activities. Since our inception, we have financed our operations primarily through cash flows from operating activities. In November 2000, we received net proceeds of $38.3 million from the initial public offering of our common stock.

In the year ended December 31, 2001, cash provided by operating activities of $807,000 was primarily a result of net loss of $2.6 million, offset by amortization of deferred stock-based compensation of $4.0 million, depreciation expenses of $453,000 and a decrease in related assets and liabilities for working capital purposes of $1.2 million. Cash used in investing activities was $5.6 million, related to capital expenditures of $978,000 and the purchase of short-term investments of $5.6 million, offset by the proceeds from the sale of short-term investments of $1.3 million and an increase in certain other assets of $282,000. Cash provided by financing activities was $318,000, related to the proceeds from the exercise of stock options of $181,000 and to the sale of stock pursuant to our employee stock purchase plan of $137,000.

In the year ended December 31, 2000, cash provided by operating activities of $5.9 million primarily consisted of net income of $1.2 million, amortization of deferred stock-based compensation of $4.3 million, depreciation expense of $163,000, issuance of common stock for services of $150,000, and an increase in related assets and liabilities for working capital purposes of $40,000. Cash used in investing activities was $1.2 million, primarily related to purchases of short-term investments of $285,000 and capital expenditures of $740,000. Cash provided by financing activities of $38.5 million related to $38.3 million in net proceeds from the issuance of common stock in conjunction with our initial public offering and $234,000 received from the exercise of stock options.

In 1999, cash provided by operating activities of $2.2 million primarily consisted of net income of $1.3 million and amortization of deferred stock-based compensation of $1.6 million, offset by an increase in accounts receivable of $1.2 million. Cash used in investing activities of $173,000 related to capital expenditures.

As of December 31, 2001, we had cash, cash equivalents and short-term investments of $47.6 million, working capital of $50.6 million and no debt. At that date, we had no capital lease obligations, and we had future minimum lease payments under our operating leases of approximately $554,000.

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

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for certain obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The provisions of SFAS No. 143 are required to be applied starting with fiscal years beginning after June 15, 2002. We believe the adoption of the provisions of this statement will not have a material effect on our consolidated financial statements.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations.” SFAS 141 requires the purchase method of accounting for business combinations initiated after September 30, 2001 and eliminates the pooling-of-interests method. We believe that the adoption of SFAS 141 will not have a significant impact on our consolidated financial statements.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets,” which is effective for fiscal years beginning after March 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. We believe that the adoption of SFAS 142 will not have a significant impact on our consolidated financial statements.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (“SFAS 144”), Accounting for the Impairment or Disposal of Long-Lived Assets, which is required to be applied starting with years beginning after December 15, 2001. SFAS 144 requires, amongst other things, the application model for long-lived assets that are impaired or to be disposed of by sale. The adoption of SFAS 144 is not expected to have a significant impact on our consolidated financial statements.

Item 7A.    Quantitative and Qualitative Disclosure About Market Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with an interest rate fixed at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. As of December 31, 2001, cash equivalents and short-term investments consist principally of investments in commercial paper, investment quality corporate bonds, collateralized mortgage obligations, U.S. government agency securities and money market funds.

RISK FACTORS

We continue to face uncertainty relating to economic conditions affecting our customers.

We face uncertainty in the degree to which the current economic slowdown will continue to negatively affect growth and capital spending by our existing and potential customers. We continue to experience instances of customers delaying or deferring orders for our products, and longer lead times needed to close our customer sales. If global economic conditions do not improve, or if there is a worsening in the global economic slowdown, we may continue to experience adverse impacts on our business, operating results and financial condition. Any adverse developments relating to the economic slowdown may make the occurrence of one or more of the factors discussed under “Risk Factors” in this report more likely to occur.

The recent terrorist attacks are unprecedented events that have created many economic and political uncertainties, some of which may harm our business and prospects and our ability in general to conduct business in the ordinary course.

Terrorist attacks in New York and Washington, D.C. in September 2001 have disrupted commerce throughout the world. The continued threat of terrorism and the resulting military, economic and political response and heightened security measures may cause significant disruption to commerce throughout the world. To the extent that this disruption results in a general decrease in our customers’ spending, our business and results of operations could be materially and adversely affected. We are unable to predict whether the threat of terrorism or the responses thereto will result in any long-term commercial disruptions or if such activities or responses will have a long-term adverse effect on our business, results of operations or financial condition. These and other developments arising out of the attacks may make the occurrence of one or more of the factors discussed under “Risk Factors” in this report more likely to occur.

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

Our quarterly and annual operating results have fluctuated in the past and are likely to fluctuate significantly in the future due to a number of factors, some of which are wholly or partially outside of our control. Many of these risks are described in the following risk factors. Accordingly, we believe that period-to-period comparisons of our results of operations are not meaningful and should not be relied upon as indications of future performance. Some of the factors that could cause our quarterly or annual operating results to fluctuate include:

•	the amount and timing of our operating expenses and capital expenditures;

•	changes in the volume of our product sales and pricing concessions on volume sales;

•	the timing, reduction, deferral or cancellation of customer orders or purchases;

•	seasonality in some of our target markets;

•	the effectiveness of our product cost reduction efforts;

•	variability of our customers’ product lifecycles;

•	changes in the average selling prices of our products; and

•	cancellations, changes or delays of deliveries to us by our manufacturers and suppliers.

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

The markets for our products are characterized by rapid technological change, frequent new product introductions, changes in customer requirements and evolving industry standards. Our products may cease to be competitive if we fail to introduce new products or product enhancements that address these changes, meet new customer requirements and support new standards. To continue to introduce new products or product enhancements on a timely basis, we must:

•	identify emerging technological trends in our target markets, including new communications standards;

•	accurately define and design new products or product enhancements to meet market needs;

•	develop or license the underlying core technologies necessary to create new products and product enhancements; and

•	respond effectively to technological changes and product introductions by others.

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

We currently derive a substantial majority of our revenue from sales of our USB products. Revenue from sales of our USB products accounted for approximately 66.0% of our revenue in the year ended December 31, 2001. We expect that revenue from these products will continue to account for a substantial portion of our revenue for the foreseeable future. If the market does not continue to accept our USB products, our revenue will decline significantly. Factors that may affect the market acceptance of our current USB products include the continued growth of the markets for USB compliant devices as well as the performance and pricing of our USB products and the availability, functionality and price of competing products. Companies must also modify their products to support new versions of USB as they are developed, such as USB 2.0. Many of these factors are beyond our control. In addition, in order to maintain widespread market acceptance, we must continue to differentiate ourselves from the competition through our technical expertise, product offerings and brand name recognition. Failure of our USB products to maintain market acceptance would adversely impact our revenue.

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

Our future growth depends upon our ability to sell advanced verification systems and connectivity products for emerging communications standards such as Bluetooth wireless technology, InfiniBand and Series ATA. However, our products may not gain widespread acceptance by customers. The success of our products depends upon volume production of computer, communications and consumer electronic products that use a particular standard and the acceptance of these products by consumers. The markets for emerging standards products have only recently begun to develop and are rapidly evolving. As a result, it is difficult to predict their potential size or future growth rate. There is significant uncertainty as to whether these markets ultimately will develop at all or, if they do develop, whether they will develop rapidly. If the markets for a particular emerging communications standard fail to develop or develop more slowly than expected, or if our products do not achieve widespread market acceptance by customers in these markets, our business would be significantly harmed.

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

The development of new, technologically advanced products is a complex and uncertain process requiring high levels of innovation and highly skilled engineering and development personnel, as well as accurate anticipation of technological and market trends. Although we have not experienced any material product development delays in the past, these types of delays could occur in the future. To the extent that we do not introduce the first product for an emerging standard or customers defer or cancel orders with the expectation of a new product or product enhancement release, our operating results could suffer. Product development delays may result from numerous factors, including:

•	changing product specifications and customer requirements;

•	difficulties in hiring and retaining necessary technical personnel;

•	difficulties in allocating engineering resources and overcoming resource limitations;

•	difficulties with contract manufacturers or suppliers of key components;

•	changing market or competitive product requirements; and

•	unanticipated engineering complexities.

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

We obtain some parts, components and packaging used in our products from sole sources of supply. For example, we obtain field programmable gate array integrated circuits from Altera, ASICs from LSI Logic through Wyle Electronics, certain Bluetooth components from Ericsson, semiconductor devices from Agilent, and micro-controllers from Intel, SMSC and Cypress Semiconductor. If suppliers are unable to meet our demand for sole source components at reasonable costs and if we are unable to obtain an alternative source or the price for an alternative source is prohibitive, our ability to maintain timely and cost-effective production of our products would be harmed. In addition, because we rely on purchase orders rather than long-term contracts with our suppliers, including our sole source suppliers, we cannot predict with certainty our ability to obtain components in the longer term. If we are unable to obtain components or receive a smaller allocation of components than is necessary to manufacture products in quantities sufficient to meet demand, customers could choose to purchase competing products.

If our distributors and resellers/manufacturer’s representatives do not actively sell our products, our product sales may decline.

We sell a substantial portion of our products through distributors and resellers/manufacturer’s representatives, including Toyo, our distributor in Japan, which accounted for approximately 26.9% of our revenue in the year ended December 31, 2001. Our distributors and resellers/manufacturer’s representatives generally offer products from multiple manufacturers. Accordingly, there is a risk that these distributors and resellers/manufacturer’s representatives may give higher priority to selling products from other suppliers and reduce their efforts to sell our products. Our distributors and resellers/manufacturer’s representatives may not market our products effectively or continue to devote the resources necessary to provide us with effective sales, marketing and technical support. Our distributors may on occasion build inventories in anticipation of substantial growth in sales and, if growth does not occur as rapidly as anticipated, may decrease the quantity of products ordered from us in subsequent quarters. A slowdown in orders from our distributors could reduce our revenue in any given quarter and give rise to fluctuations in our operating results.

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

Our ability to offer products and implement our business plan successfully in a rapidly evolving market requires an effective planning and management process. We increased our headcount by 16.7% in the year ended December 31, 2001. We expect that our headcount will continue to increase in future periods and that we will need to continue to improve our financial and managerial controls, reporting systems and procedures. For example, we are in the process of migrating our operations to a new enterprise resource planning system that affects almost every facet of our business operations. Typically, these conversions negatively affect a company’s near-term ability to conduct business due to problems such as historical data conversion errors, personnel training time associated with the new system, delays in implementation or unforeseen technical problems during conversion. If problems arise during this transition, we could experience delays in or lack of shipping, an inability to support our existing customer base, delays in paying vendors, delays in collecting from customers, an inability to place or receive product orders or other operational problems. If this were to occur, our profitability or financial position could be negatively impacted. If we are not able to manage our growth effectively and efficiently, the quality of our products, our ability to retain key personnel and our operating results could suffer.

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

If we are unable to expand our direct sales operations and our distributor and reseller/manufacturer’s representatives channels or successfully manage our expanded sales organization, our ability to increase our revenue will be harmed.

Historically, we have relied on a limited direct sales organization, supported by third-party resellers/manufacturer’s representatives, to sell our products domestically and on third-party distributors to sell our products internationally. We intend to develop and expand our direct sales organization in North America and our indirect distribution channels internationally. We may not be able to expand our direct sales organization successfully, and the cost of any expansion may exceed the revenue generated from expansion. In addition, if we fail to develop relationships with significant distributors or resellers/manufacturer’s representatives, or if our current distributors or resellers/manufacturer’s representatives are not successful in their sales or marketing efforts, sales of our products may decrease.

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

We expect to review opportunities to buy other businesses or technologies that would complement our current products, expand the breadth of our markets or enhance our technical capabilities or that might otherwise offer growth opportunities. If we make any future acquisitions, we could issue stock that would dilute the percentage ownership of our existing stockholders, incur substantial debt or assume contingent liabilities. To date, we have not acquired any other business or technologies. Potential acquisitions also involve numerous risks, including:

•	problems in assimilating the purchased operations, technologies or products;

•	costs or accounting charges associated with the acquisition;

•	diversion of management’s attention from our existing business;

•	adverse effects on existing business relationships with suppliers and customers;

•	risks associated with entering markets in which we have little or no prior experience; and

•	potential loss of key employees of purchased businesses.

Economic, political and other risks associated with international sales and operations could adversely affect our sales.

Because we sell our products worldwide and have a research and development facility in Israel, our business is subject to risks associated with doing business internationally. We recognized 56.1% of our revenue from sales to international customers in the year ended December 31, 2001. We anticipate that revenue from international operations will continue to represent a substantial portion of our revenue. In addition, several of our manufacturers’ facilities and suppliers are located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including:

•	changes in foreign currency exchange rates;

•	changes in a specific country’s or region’s political or economic conditions, particularly in emerging markets;

•	trade protection measures and import or export licensing requirements;

•	potentially negative consequences from changes in tax laws;

•	difficulty in staffing and managing widespread operations;

•	differing labor regulations;

•	differing protection of intellectual property; and

•	unexpected changes in regulatory requirements.

Our headquarters and our contract manufacturers are located in Northern California, Asia and other areas where natural disasters may occur.

Currently, our corporate headquarters and some of our contract manufacturers are located in Northern California and our other contract manufacturers are located in Asia. Northern California and Asia historically have been vulnerable to natural disasters and other risks, such as earthquakes, fires, floods, power loss and telecommunication failure, which at times have disrupted the local economy and posed physical risks to our and our manufacturers’ properties. We also maintain facilities in San Diego, California and Netanya, Israel. We do not have redundant, multiple site capacity in the event of a natural disaster.

Any failure to protect our intellectual property adequately may significantly harm our business.

To date, we protect our proprietary processes, software, know-how and other intellectual property and related rights through copyrights, trademarks and maintenance of trade secrets, including entering into confidentiality agreements. Our success and ability to compete depend in part on our proprietary technology. We currently do not have any patents. Although we have six patents pending, patents may not issue as a result of these or other patent applications. Any patents that ultimately issue may be successfully challenged by others or invalidated, or may not provide us with a significant competitive advantage. Third parties may breach confidentiality agreements or other protective contracts into which we have entered, and we may not be able to enforce our rights in the event of these breaches. We may be required to spend significant resources to monitor and police our intellectual property rights, including pursuing remedies in court. We may become involved in legal proceedings against other parties, which may also cause other parties to assert claims against us. We report material pending legal proceedings, if any, under the separate caption “Item 3. Legal Proceedings” elsewhere in this report. However, in the future, we may not be able to detect infringement and may lose competitive position in our markets before we do so. In addition, competitors may design around our technologies or develop competing technologies. The laws of other countries in which we market our products might offer little or no effective protection of our proprietary technology. Reverse engineering, unauthorized copying or other misappropriation of our proprietary technology could enable third parties to benefit from our technology without paying us for it, which could significantly harm our business.

Claims that we infringe third-party intellectual property rights could result in significant expenses or restrictions on our ability to sell our products.

Our industry is characterized by uncertain and conflicting intellectual property claims and frequent intellectual property litigation, especially regarding patent rights. To date, we have not received any letters, and we do not have any other reason to believe, that our products infringe any other party’s intellectual property rights. However, we cannot be certain that our products do not and will not infringe issued patents or other intellectual property rights of others. Historically, patent applications in the United States have not been publicly disclosed until the patent is issued, and we may not be aware of filed patent applications that relate to our products or technology. If patents are later issued in connection with these applications, we may be liable for infringement. From time to time, other parties may assert patent, copyright and other intellectual property rights to technologies and in various jurisdictions that are important to our business. Any claims asserting that our products infringe or may infringe proprietary rights of third parties, including claims arising through our contractual indemnification of our customers, regardless of their merit or resolution, would likely be costly and time-consuming, result in costly litigation, divert the efforts of our technical and management personnel, cause product shipment delays or require us to enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on terms acceptable to us, or at all.

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

An energy crisis in California may cause our operating results to suffer.

California has encountered, and may again encounter, an energy crisis that could disrupt our operations and increase our expenses. Suppliers of electric power have on some occasions implemented, and may in the future continue to implement, rolling blackouts throughout California. We currently do not have backup generators or alternate sources of power in the event of a blackout, and our current insurance does not provide coverage for any damages our customers or we may suffer as a result of any interruption in the power supply. If blackouts interrupt our power supply, we would be temporarily unable to continue operations at our facilities in California. Any such interruption in our ability to continue operations at our facilities could damage our reputation, harm our ability to retain existing customers and to obtain new customers, and result in lost revenue, any of which could substantially harm our business and results of operations.

Item 8.    Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of
Computer Access Technology Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of stockholders’ equity, and of cash flows present fairly, in all material respects, the financial position of Computer Access Technology Corporation at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

San Jose, California
January 30, 2002

COMPUTER ACCESS TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEET
(in thousands, except share and per share amounts)

	December 31,
	2000	2001
ASSETS
Current assets:
Cash and cash equivalents	$47,411	$42,941
Short-term investments	285	4,620
Trade accounts receivable, net of allowance for doubtful accounts of $90 and $91 in 2000 and 2001	2,452	1,370
Related party receivable	756	747
Inventories	799	805
Deferred tax assets	390	512
Other current assets	771	1,435

Total current assets	52,864	52,430
Property and equipment, net	832	1,357
Other assets	196	101

	$53,892	$53,888

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$543	$602
Accrued expenses	3,179	1,046
Deferred revenue	—	220

Total current liabilities	3,722	1,868
Deferred rent	13	4

Total liabilities	3,735	1,872

Commitments (Note 8)
Stockholders’ equity:
Common Stock, $0.001 par value, 100,000,000 shares authorized, 18,498,929 shares issued and outstanding as of December 31, 2000 and 18,827,726 shares issued and outstanding as of December 31, 2001	18	19
Additional paid-in capital	54,029	53,093
Deferred stock-based compensation	(7,853)	(2,492)
Retained earnings	3,963	1,396

Total stockholders’ equity	50,157	52,016

	$53,892	$53,888

The accompanying notes are an integral part of these consolidated financial statements.

COMPUTER ACCESS TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Year Ended December 31,
	1999	2000	2001
Revenue	$12,506	$21,549	$16,770
Cost of revenue (inclusive of amortization of deferred stock-based compensation of $243, $460 and $387 in 1999, 2000, and 2001, respectively)	3,136	5,190	4,259

Gross profit	9,370	16,359	12,511

Operating expenses:
Research and development (exclusive of amortization of deferred stock-based compensation of $656, $1,926, and $2,274 in 1999, 2000, and 2001, respectively)	3,538	4,903	7,278
Sales and marketing (exclusive of amortization of deferred stock-based compensation of $643, $1,025, and $286 in 1999, 2000, and 2001, respectively)	1,194	2,164	3,162
General and administrative (exclusive of non-cash stock-based compensation of $21, $872, and $1,083 in 1999, 2000, and 2001, respectively)	434	1,507	2,933
Amortization of deferred stock-based compensation	1,320	3,823	3,643

Total operating expenses	6,486	12,397	17,016

Income (loss) from operations	2,884	3,962	(4,505)
Other income, net	138	719	1,868

Income (loss) before provision (benefit) for income taxes	3,022	4,681	(2,637)
Provision (benefit) for income taxes	1,760	3,468	(70)

Net income (loss)	$1,262	$1,213	$(2,567)

Net income (loss) per share:
Basic	$0.09	$0.08	$(0.14)

Diluted	$0.08	$0.07	$(0.14)

Weighted average shares outstanding:
Basic	14,286	15,181	18,733

Diluted	15,084	16,392	18,733

The accompanying notes are an integral part of these consolidated financial statements.

COMPUTER ACCESS TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Deferred Stock-Based Compensation	Retained Earnings	Total
	Shares	Amount
Balance as of December 31, 1998	14,285,705	$14	$2,454	$(754)	$1,488	$3,202
Deferred stock-based compensation	—	—	2,585	(2,585)	—	—
Amortization of deferred stock-based compensation	—	—	—	1,563	—	1,563
Net income	—	—	—	—	1,262	1,262

Balance as of December 31, 1999	14,285,705	14	5,039	(1,776)	2,750	6,027
Exercise of common stock options	625,724	1	233	—	—	234
Issuance of common stock, net of issuance costs of $1,646	3,575,000	3	38,247	—	—	38,250
Issuance of common stock in exchange for services	12,500	—	150	—	—	150
Deferred stock-based compensation	—	—	10,360	(10,360)	—	—
Amortization of deferred stock-based compensation	—	—	—	4,283	—	4,283
Net income	—	—	—	—	1,213	1,213

Balance as of December 31, 2000	18,498,929	18	54,029	(7,853)	3,963	50,157
Exercise of common stock options	299,418	1	180	—	—	181
Issuance of common stock through employee stock purchase plan	29,379	—	137	—	—	137
Issuance of common stock options in exchange for services	—	—	17	—	—	17
Tax benefit from exercise of stock options and stock purchase plan	—	—	61	—	—	61
Deferred stock-based compensation	—	—	(1,331)	703	—	(628)
Amortization of deferred stock-based compensation	—	—	—	4,658	—	4,658
Net income (loss)	—	—	—	—	(2,567)	(2,567)

Balance as of December 31, 2001	18,827,726	$19	$53,093	$(2,492)	$1,396	$52,016

The accompanying notes are an integral part of these consolidated financial statements.

COMPUTER ACCESS TECHNOLOGY CORPORATION, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	1999	2000	2001
Cash flows from operating activities:
Net income (loss)	$1,262	$1,213	$(2,567)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	88	163	453
Provision for doubtful accounts	18	32	11
Amortization of deferred stock-based compensation	1,563	4,283	4,030
Loss on disposal of property and equipment	9	—	—
Issuance of common stock in exchange for services	—	150	17
Tax benefit from exercise of stock options and stock purchase plan	—	—	61
Changes in assets and liabilities:
Accounts receivable	(1,150)	(979)	1,080
Inventories	(300)	(126)	(6)
Deferred tax assets	(250)	(140)	(122)
Other assets	10	(822)	(287)
Accounts payable	135	173	59
Accrued expenses	749	1,941	(2,133)
Deferred revenue	—	—	220
Deferred rent	19	(6)	(9)

Net cash provided by operating activities	2,153	5,882	807

Cash flows from investing activities:
Acquisition of property and equipment	(173)	(740)	(978)
Purchase of short-term investments	—	(285)	(5,620)
Sale of short-term investments	—	—	1,285
Other assets	—	(125)	(282)

Net cash used in investing activities	(173)	(1,150)	(5,595)

Cash flows from financing activities:
Proceeds from exercise of stock options	—	234	181
Proceeds from employee stock purchase plan	—	—	137
Proceeds from issuance of common stock, net of issuance costs of $1,646	—	38,250	—

Net cash provided by financing activities	—	38,484	318

Net increase (decrease) in cash and cash equivalents	1,980	43,216	(4,470)
Cash and cash equivalents at beginning of period	2,215	4,195	47,411

Cash and cash equivalents at end of period	$4,195	$47,411	$42,941

Supplemental information:
Cash paid for income taxes	$877	$2,348	$2,759

The accompanying notes are an integral part of these consolidated financial statements.

COMPUTER ACCESS TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—THE COMPANY:

Computer Access Technology Corporation (the “Company”) was incorporated in California in February 1992 and reincorporated in Delaware in October 2000. The Company designs, manufactures and markets advanced verification systems and connectivity products for existing and emerging digital communications standards such as Universal Serial Bus (USB), USB 2.0, IEEE 1394, Bluetooth wireless technology, InfiniBand, Serial ATA and Ethernet for semiconductor, device, system and software companies in North America, Europe and Asia.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

Cash, cash equivalents and short-term investments

The Company classifies all highly liquid investments purchased with an original maturity of 90 days or less to be cash equivalents and those with a maturity greater than 91 days but less than one year to be short-term investments. The Company’s cash equivalents and short-term investments are placed in portfolios managed by two professional money management firms. Cash equivalents and short-term investments consist principally of investments in commercial paper, investment quality corporate bonds, collateralized mortgage obligations, U.S. government agency securities and money market funds. The Company accounts for short-term investments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Debt and equity securities are classified as available-for-sale securities and are reported at fair market value with any unrealized holding gains and losses excluded from current earnings and reported in stockholders’ equity. As of December 31, 2001, there was no significant difference between the cost of investments and their respective fair market values.

Revenue recognition

The Company has adopted Statement of Position (“SOP”) 97-2, “Software Revenue Recognition.” Under SOP 97-2, the Company recognizes revenue to distributors, resellers and end-users upon shipment provided that there is persuasive evidence of an arrangement, the product has been delivered, the fee is fixed and determinable, and collection of the resulting receivable is reasonably assured. The Company does not provide resellers or customers price protection, return or exchange rights. When the Company has shipped a product but certain elements essential to the functionality of the product have not been completed, revenue and associated cost of revenue are deferred until the remaining elements have been delivered. Software maintenance support revenue is deferred and recognized ratably over the maintenance support periods. Provisions for warranty costs are recorded at the time products are shipped.

COMPUTER ACCESS TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair value of financial instruments

The reported amounts of certain of the Company’s financial instruments including cash and cash equivalents, short-term investments, receivables, accounts payable and accrued expenses approximate fair value due to their short maturities.

Inventories

Inventories are stated at the lower of cost, determined using the first-in, first-out method, or market value.

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

Income taxes

The Company accounts for income taxes under the liability method, which requires, among other things, that deferred income taxes be provided for temporary differences between the tax bases of the Company’s assets and liabilities and their financial statement reported amounts. In addition, deferred tax assets are recorded for the future benefit of utilizing net operating losses and research and development credit carryforwards. A valuation allowance is provided against deferred tax assets unless it is more likely than not that they will be realized.

Advertising and promotional costs

Advertising and promotional costs are charged to operations as incurred. Advertising and promotional costs for the years ended December 31, 1999, 2000, 2001 were $156,000, $311,000, and $256,000, respectively.

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable.

The Company limits its exposure to loss by placing its cash and cash equivalents with financial institutions in the United States and Israel. The Company has not experienced any losses on its deposits of cash and cash equivalents. The Company performs ongoing credit evaluations of its customers’ financial condition and historically has not experienced significant bad debts related to accounts receivable.

COMPUTER ACCESS TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue and accounts receivable of the customers comprising more than 10% of revenue or receivables are summarized as follows:

	Year Ended December 31,
	1999	2000	2001
Revenue:
Company A	19%	19%	27%

Accounts receivable:
Company A	15%	22%	32%
Company B	13%	1%	5%
Company C	—	15%	—
Company D	5%	—	13%

Company A is a related party (See Note 7). Sales to Company A are to Asia, and sales to Companies B, C and D are within North America. Company A, B and C have purchased development and production products and Company C has purchased connectivity products.

Comprehensive income (loss)

Comprehensive income (loss) is defined as changes in equity of a company from transactions, other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners. There is no difference between net income (loss) and comprehensive income (loss) for the Company in any of the periods presented.

Foreign currency translation

The functional currency of the Company’s foreign subsidiary is the U.S. dollar. All assets and liabilities denominated in foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenue, costs and expenses are translated at the average rates of exchange prevailing during the period. Gains and losses resulting from foreign currency translations and transactions are included in the consolidated statements of income and have not been significant.

Net income (loss) per share

Basic net income (loss) per share is computed by dividing net income for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net income (loss) per share excludes potential common stock if their effect is antidilutive. Potential common stock consists of incremental common shares issuable upon the exercise of stock options.

COMPUTER ACCESS TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the computation of basic and diluted net income per share for the periods indicated (in thousands except per share data):

	Year Ended December 31,
	1999	2000	2001
Numerator:
Net Income (loss)	$1,262	$1,213	$(2,567)

Denominator:
Weighted average shares outstanding	14,286	15,181	18,733

Denominator for basic calculation	14,286	15,181	18,733
Dilutive effect of stock options	798	1,211	—

Denominator for diluted calculation	15,084	16,392	18,733

Net income (loss) per share:
Basic	$0.09	$0.08	$(0.14)

Diluted	$0.08	$0.07	$(0.14)

Total common stock equivalents, related to options outstanding, excluded from the computation of earnings per share as their effect is antidilutive	—	120	1,258

Stock-based compensation

The Company measures stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, as amended by Financial Accounting Standards Board interpretation (“FIN”) No. 44, Accounting for Certain Transactions Involving Stock-Based Compensation, an interpretation of ABP Opinion No. 25, and recognizes the related expense in accordance with (“FIN”) No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. The Company has adopted the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Under APB No. 25, compensation expense is based on the difference, if any, on the date of grant, between the fair value of the company’s common stock and the exercise price. SFAS No. 123 defines a “fair value” based method of accounting for an employee stock option or similar equity investment. The pro forma disclosures of the difference between the compensation expense included in net income (loss) and the related cost measured by the fair value method are presented in Note 4.

Recent accounting pronouncements

In June 2001, Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for certain obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The provisions of SFAS 143 are required to be applied starting with fiscal years beginning after June 15, 2002. We believe the adoption of the provisions of this statement will not have a material effect on our consolidated financial statements.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations.” SFAS 141 requires the purchase method of accounting for business combinations initiated after September 30, 2001 and eliminates the pooling-of-interests method. The Company believes that the adoption of SFAS 141 will not have a significant impact on its consolidated financial statements.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets,” which is effective for fiscal years beginning after March 15, 2001.

COMPUTER ACCESS TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. The Company believes that the adoption of SFAS 142 will not have a significant impact on its consolidated financial statements.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” which is required to be applied starting with years beginning after December 15, 2001. SFAS 144 requires, amongst other things, the application model for long-lived assets that are impaired or to be disposed of by sale. The Company believes that the adoption of SFAS 144 is not expected to have a significant impact on its consolidated financial statements.

Segment information

The Company identifies its operating segments based on business activities and geographical location. For all periods presented, the Company operated in three segments: development products, production products and connectivity products. See Note 9 for disclosure of segment information.

NOTE 3—BALANCE SHEET COMPONENTS:

Inventories consist of the following (in thousands):

	December 31,
	2000	2001
Raw materials	$361	$451
Work in progress	160	141
Finished goods	278	213

	$799	$805

Property and equipment consists of the following (in thousands):

	December 31,
	2000	2001
Computers and equipment	$856	$1,760
Furniture and fixtures	206	267
Leasehold improvements	106	119

	1,168	2,146
Less: Accumulated depreciation	(336)	(789)

	$832	$1,357

Accrued expenses consist of the following (in thousands):

	December 31,
	2000	2001
Income taxes payable	$2,272	$—
Employee benefits	375	475
Accrued warranty	56	118
Employee stock purchase plan withholding	13	99
Other accrued expenses	463	354

	$3,179	$1,046

COMPUTER ACCESS TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4—STOCK OPTION PLAN:

In August 2000, the Company adopted the 2000 Stock Incentive Plan (the “Plan”), which serves as a successor equity incentive program to the Company’s 1994 Stock Option Plan, 2000 Stock Option/Stock Issuance Plan and Special 2000 Stock Option Plan. The Company adopted the 1994 Stock Option Plan in 1994 and the 2000 Stock Option/Stock Incentive Plan and Special 2000 Stock Option Plan in 2000, under which shares of the Company’s common stock were reserved for issuance to employees and consultants. The Company has reserved a total of 5,552,500 shares of common stock for issuance under the Plan and all prior plans. Options issued under the Plan generally vest over four years and have a life of ten years.

A summary of the activity under the Plan, is set forth below (in thousands, except per share data):

	Options Available for Grant	Options Outstanding	Weighted- Average Exercise Price
Balance, December 31, 1998	1,528	1,223	$0.36
Options granted	(649)	649	$0.59
Options cancelled	180	(180)	$0.37

Balance, December 31, 1999	1,059	1,691	$0.44
Options authorized	2,062	—	—
Options granted	(1,272)	1,272	$3.27
Options exercised	—	(626)	$0.38
Options cancelled	183	(183)	$1.37

Balance, December 31, 2000	2,032	2,154	$2.05
Options authorized	740	—	—
Options granted	(1,915)	1,915	$5.51
Options exercised	—	(299)	$7.51
Options cancelled	447	(447)	$5.04

Balance, December 31, 2001	1,304	3,323	$3.78

Significant option groups outstanding as of December 31, 2001, and related weighted–average exercise price and contractual life information are as follows:

	Options Outstanding
		Weighted-Average Remaining Contractual Life (Years)	Options Exercisable
Exercise Price	Number of Shares		Number of Shares	Weighted-Average Exercise Price
	(in thousands)		(in thousands)
$0.27-$0.80	692	6.85	483	$0.49
$2.00-$5.85	2,130	9.27	304	2.19
$6.40-$13.13	501	9.01	45	9.49

	3,323	8.73	832	$1.59

Stock-based compensation

In connection with certain stock option grants in 2000, 1999 and 1998, the Company recorded deferred stock-based compensation totaling $14,393,000 which represents the difference between the exercise price and the deemed fair value at the date of grant, which is being recognized over the vesting period of the related

COMPUTER ACCESS TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

options. Future amortization of deferred stock-based compensation on grants prior to December 31, 2001 is estimated to be approximately $1,728,000, $680,000, and $84,000 in the years ending December 31, 2002, 2003, and 2004 respectively, and may change due to the granting of additional options or the cancellation of existing grants in future periods.

Fair value disclosures

The weighted-average fair values of options granted during the year ended December 31, 1999, 2000, and December 31, 2001 under the Company’s stock option plan were $4.10, $9.39, and $5.01, respectively. In determining the fair value of options granted in each of the periods, the Company used the Black Scholes option pricing model and assumed the following:

	Year Ended December 31,
	1999	2000	2001
Expected life (in years)	4	4	4
Risk-free interest rate	4.18%-5.84	5.17%-6.69%	3.24%-5.04%
Volatility	0%	70%	100%
Dividend yield	0%	0%	0%

Had compensation costs been determined based upon the fair value at the grant date for awards under the Plan, consistent with the methodology prescribed under SFAS No. 123, the Company’s pro forma net income (loss) and pro forma basic and diluted net income (loss) per share under SFAS No. 123 would have been (in thousands, except per share data):

	Year Ended December 31,
	1999	2000	2001
Net income (loss)
As reported	$1,262	$1,213	$(2,567)
Pro forma	$1,222	$887	$(6,238)
Net income (loss) per share, as reported
Basic	$0.09	$0.08	$(0.14)
Diluted	$0.08	$0.07	$(0.14)
Net income (loss) per share, pro forma
Basic	$0.09	$0.06	$(0.33)
Diluted	$0.08	$0.05	$(0.33)

NOTE 5—EMPLOYEE BENEFIT PLANS:

Employee Stock Purchase Plan

In August 2000, the Company adopted the 2000 Employee Stock Purchase Plan (the “Purchase Plan”). As of December 31, 2001, a total of 497,489 shares of common stock have been reserved for issuance under the Purchase Plan. The Purchase Plan permits eligible employees to purchase common stock through payroll deduction up to 15% of an employee’s total compensation. The price of the common stock will generally be equal to 85% of the lower of the fair market value at the beginning of the offering period or the end of the relevant purchase period. The maximum number of shares a participant may purchase during a single offering period is 5,000 shares, and not more than 100,000 shares may be purchased in total by all participants on any purchase date. A total of 29,379 shares were issued under the Purchase Plan in the year ended December 31, 2001. No shares were issued under the Purchase Plan in the years ended December 31, 1999 and 2000.

COMPUTER ACCESS TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

401(k) Profit Sharing Plan

In January 1996, the Company adopted the Computer Access Technology Corporation 401(k) Profit Sharing Plan (the “401(k) Plan”) covering full-time employees located in the United States. The 401(k) Plan is intended to qualify under Section 401(a) of the Internal Revenue Code, so that contributions to the 401(k) Plan by employees or by the Company, and the investment earnings thereon, are not taxable to employees until withdrawn from the 401(k) Plan and so that the Company can deduct contributions, if any, when made. Pursuant to the 401(k) Plan, employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit, $10,500 in 2001, and to have the amount of such reduction contributed to the 401(k) Plan. The 401(k) Plan permits, but does not require, that the Company provides additional matching contributions to the 401(k) Plan on behalf of all participants in the 401(k) Plan. In the year ended December 31, 1999, 2000 and 2001, the Company made contributions of $162,000, $112,000 and $184,000, respectively.

NOTE 6—INCOME TAXES:

The provision (benefit) for income taxes included the following (in thousands):

	Year Ended December 31,
	1999	2000	2001
Current:
Federal	$1,515	$2,862	$51
State	361	746	1

	1,876	3,608	52

Deferred:
Federal	(110)	(119)	11
State	(6)	(21)	(133)

	(116)	(140)	(122)

	$1,760	$3,468	$(70)

The reconciliation between the effective tax rates and statutory federal income tax rate is shown in the following table:

	Year Ended December 31,
	1999	2000	2001
Statutory federal income tax rate	34.0%	34.0%	34.0%
State taxes, net of federal income tax benefit	7.7	10.5	5.0
Amortization of deferred stock-based compensation	17.6	31.1	(52.0)
Research and development credit	(1.1)	(1.3)	9.7
Other	—	(.2)	6.0

Effective tax rate	58.2%	74.1%	2.7%

COMPUTER ACCESS TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The significant components of deferred tax assets and liabilities consist of the following (in thousands):

	December 31,
	2000	2001
Deferred tax assets:
Accrued expenses	$339	$410
Allowance for doubtful accounts	36	36
Depreciation and amortization:	15	64
Deferred revenue	—	2

	$390	$512

The Company has not provided a valuation allowance for its net deferred tax assets as it expects these amounts to be realized through taxable income from future operations, or by carryback to prior years’ taxable income.

NOTE 7—RELATED PARTY TRANSACTIONS:

The Company had sales to Philips Semiconductors, a stockholder, and its affiliates totaling $95,000, $135,000, $85,000, in the years ended December 31, 1999, 2000 and 2001, respectively. At the end of each period the Company had receivable balances with Philips Semiconductors of, $95,000, $24,000, and none, respectively.

In May 2000, the Company loaned $125,000 to Albert Lee, Vice President, Operations, pursuant to a promissory note. The loan is full recourse and collateralized by 87,500 shares of common stock in the Company held by Mr. Lee. The note accrues interest at a rate of 8.00% and is due on the earlier of May 11, 2002, or on termination of Mr. Lee’s employment.

In September 2000, the Company entered into an agreement with Agilent Technologies to jointly develop and separately market an InfiniBand analyzer. Pursuant to the agreement, the Company will receive a royalty for each unit of the analyzer that Agilent sells, subject to a minimum of $200,000 in the first year of sales. The agreement provides for a fee of up to $1,000,000 if either party elects not to renew the agreement after the initial two year term. In November 2000, certain stockholders of the Company sold $3,000,000 of common stock to Agilent at a price of $12.00 per share. The Company had sales to Agilent totaling $60,000 and $253,000 in the years ended December 31, 2000 and 2001, respectively. The Company had purchases from Agilent totaling $150,000 in the year ended December 31, 2001, and as of December 31, 2001, had a receivable balance with Agilent of $42,000.

In November 2000, certain stockholders of the Company sold $2,000,000 of the Company’s common stock to Toyo, one of the Company’s distributors and a major customer, at a price of $12.00 per share. The Company had sales to Toyo totaling $4.1 million and $4.5 million in the years ended December 31, 2000 and 2001, respectively. As of December 31, 2000 and 2001, the Company had receivable balances with Toyo of $732,000 and $705,000, respectively. See Note 2, Concentrations of Credit Risk, Company A.

NOTE 8—COMMITMENTS:

Leases

The Company leases its corporate office facilities under a noncancelable operating lease which expires in June 2002. In 2000, the Company entered into noncancelable operating leases in Netanya, Israel and San Diego, California that expire in September 2005 and July 2004, respectively. Rent expense for the year ended December 31, 1999, 2000 and 2001, was approximately $221,000, $269,000 and $379,000, respectively.

COMPUTER ACCESS TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2001, future minimum lease payments under the noncancelable facilities leases are as follows (in thousands):

Year Ending December 31	Operating Leases
2002	$258
2003	139
2004	109
2005	48
2006	—

Total minimum payments	$554

NOTE 9—REPORTABLE SEGMENTS AND GEOGRAPHIC INFORMATION:

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

Segment information (in thousands):

	Development Products	Production Products	Connectivity Products	Unallocated Stock-based Compensation Expense	Total
Year Ended December 31, 1999
Segment revenue from external customers	$6,204	$4,593	$1,709	$—	$12,506
Segment gross profit	$5,521	$3,476	$616	$(243)	$9,370
Year Ended December 31, 2000
Segment revenue from external customers	$13,190	$4,172	$4,187	$—	$21,549
Segment gross profit	$11,544	$3,552	$1,723	$(460)	$16,359
Year Ended December 31, 2001
Segment revenue from external customers	$12,522	$1,681	$2,567	$—	$16,770
Segment gross profit	$10,817	$1,320	$761	$(387)	$12,511

COMPUTER ACCESS TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Geographic information (in thousands):

	Revenue	Long-Lived Assets
Year Ended December 31, 1999
North America	$7,201	$255
Europe	1,509	—
Asia	3,562	—
Rest of world	234	—

Total	$12,506	$255

Year Ended December 31, 2000
North America	$12,834	$660
Europe	2,731	172
Asia	5,900	—
Rest of world	84	—

Total	$21,549	$832

Year Ended December 31, 2001
North America	$7,369	$1,132
Europe	2,673	225
Asia	6,648	—
Rest of world	80	—

Total	$16,770	$1,357

Revenues are attributed to countries based on delivery locations. Sales to foreign customers accounted for 42.4%, 40.4%, and 56.1% of revenue during the years ended December 31, 1999, 2000 and 2001.

NOTE 10—SUBSEQUENT EVENTS:

During December 2001, Dan Wilnai resigned as President and Chief Executive Officer of the Company effective on January 4, 2002. The Board of Directors elected Jean-Louis Gassée as the new President and Chief Executive Officer effective January 4, 2002. In connection with his appointment, on January 4, 2002, the Company granted Mr. Gassée options to purchase 1,600,000 shares of the Company’s common stock under the 2000 Stock Incentive Plan.

COMPUTER ACCESS TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Quarterly Results of Operations (unaudited)

The following table sets forth our historical unaudited quarterly consolidated statement of operations data for the eight quarters ended December 31, 2001. This quarterly information has been prepared on a basis consistent with our audited consolidated financial statements and, we believe, includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the information shown. Our quarterly operating results have fluctuated and may continue to fluctuate significantly as a result of a variety of factors. Operating results for any quarter are not necessarily indicative of results for any future quarter or for a full year.

	Three Month Period Ended
	Mar. 31, 2000	June 30, 2000	Sept. 30, 2000	Dec. 31, 2000	Mar. 31, 2001	June 30, 2001	Sept. 30, 2001	Dec. 31, 2001
	(in thousands, except per share data)
Statement of Operations Data:
Revenue	$4,338	$4,444	$5,926	$6,841	$5,675	$4,147	$3,554	$3,394
Gross profit	3,333	3,281	4,503	5,242	4,410	2,934	2,814	2,353
Income (loss) from operations	1,345	1,079	585	953	(268)	(1,656)	(1,014)	(1,567)
Net income (loss)	$701	$554	$(252)	$210	$(370)	$(1,087)	$86	$(1,196)
Net income (loss) per share:
Basic	$0.05	$0.04	$(0.02)	$0.01	$(0.02)	$(0.06)	$0.00	$(0.06)
Diluted	$0.05	$0.04	$(0.02)	$0.01	$(0.02)	$(0.06)	$0.00	$(0.06)
Weighted average shares outstanding:
Basic	14,293	14,359	14,485	17,267	18,602	18,712	18,783	18,733
Diluted	15,261	15,531	14,485	18,322	18,602	18,712	19,176	18,733
Net income (loss), excluding amortization of deferred compensation	$1,145	$994	$1,523	$1,834	$1,158	$349	$533	$(577)
Net income (loss) per share, excluding amortization of deferred compensation
Basic	$0.08	$0.07	$0.11	$0.11	$0.06	$0.02	$0.03	$(0.03)
Diluted	$0.08	$0.06	$0.10	$0.10	$0.06	$0.02	$0.03	$(0.03)

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Certain information required by Part III is omitted from this report because we intend to file a definitive proxy statement within 120 days after the end of our fiscal year pursuant to Regulation 14A in connection with our annual meeting of stockholders currently scheduled for May 20, 2002, and certain information to be included in the proxy statement is incorporated by reference herein as follows:

Item 10.    Directors and Executive Officers.

The information required by this item regarding our directors and executive officers is incorporated by reference from the information contained under the caption “Information Regarding Executive Officers and Directors” in the proxy statement. Information regarding Section 16 reporting compliance is incorporated by reference from the information contained under the caption “Executive Compensation and Related Matters—Section 16(a) Beneficial Ownership Reporting Compliance” in the proxy statement.

Item 11.    Executive Compensation.

The information required by this item is incorporated by reference from the information contained under the caption “Executive Compensation and Related Matters” in the proxy statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

The information required by this item is incorporated by reference from the information contained under the caption “Security Ownership of Certain Beneficial Owners and Management” in our 2001 Proxy Statement.

Item 13.    Certain Relationships and Related Transactions.

The information required by this item is incorporated by reference from the information contained under the caption “Executive Compensation and Related Matters—Employment Contracts and Change of Control Agreements” and “—Certain Relationships and Related Transactions” in the proxy statement.

PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	The following documents are filed as part of this report:

1.	Financial Statements: The following financial statements are filed as part of this report under “Item 8—Consolidated Financial Statements and Supplementary Data” beginning at page 31.

2.	Financial Schedules: See Report of Independent Accountant on Financial Statement Schedule on page 52 and Schedule II Valuation and Qualifying Accounts on page 53.

3.	Exhibits: See Exhibit Index on page 49.

(b)	Reports on Form 8-K: None.

(c)	Exhibits:

EXHIBIT INDEX

Exhibit No.	Document Name

3.1*	Amended and Restated Certificate of Incorporation of the Registrant.

3.2*	Bylaws of the Registrant.

4.1*	Specimen Certificate of the Registrant’s common stock.

10.1*	Form of Indemnification Agreement entered into between the Registrant and its directors and executive officers.†

10.2*	1994 Stock Option Plan, as amended.†

10.3*	2000 Stock Option/Stock Issuance Plan.†

10.4*	2000 Stock Incentive Plan.†

10.5*	2000 Employee Stock Purchase Plan.†

10.6*	Office Lease for Santa Clara facility, dated October 3, 1996, by and between Talus Corporation, a California corporation, and the Registrant.

10.7*	Promissory Note, dated May 11, 2000, by and between Albert Lee and the Registrant.†

10.8*	Security Agreement, dated May 11, 2000, by and between Albert Lee and the Registrant.

10.9*	Distributor Agreement, dated August 13, 1997, by and between Toyo Corporation and the Registrant.

10.10*	Employment Agreement dated December 5, 1997, by and between Albert Lee and the Registrant.†

10.11*	Employment Agreement dated January 8, 1998, by and between Srikumar Chandran and the Registrant.†

10.12*	Employment Agreement dated March 3, 1999, by and between Joseph Mendolia and the Registrant.†

10.13*	Employment Agreement dated May 1, 2000, by and between Dennis Evans and the Registrant.†

10.14*	Stock Purchase and Sale Agreement dated September 28, 2000, by and between Agilent Technologies, Inc. and the Registrant.

10.15*	Stock Purchase and Sale Agreement dated September 28, 2000, by and among Agilent Technologies, Inc. and the selling stockholders listed therein.

10.16*	Investors’ Rights Agreement dated September 28, 2000, by and between Agilent Technologies, Inc. and the Registrant.

10.17*	Stock Purchase and Sale Agreement dated September 26, 2000, by and between Toyo Corporation and the selling stockholders listed therein.

10.18*	Investors’ Rights Agreement dated September 26, 2000, by and between Toyo Corporation and the Registrant.

10.19	Employment Agreement dated December 18, 2001, by and between Jean-Louis Gassée and the Registrant.†

21.1*	Subsidiaries of the Registrant.

23.1	Consent of Independent Accountants

*
Previously filed as an exhibit, with the corresponding exhibit number, to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-43866) as filed with the SEC on August 16, 2000, as subsequently amended, and incorporated in this annual report be reference.

†	Denotes management contract.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 28, 2002 COMPUTER ACCESS TECHNOLOGY CORPORATION

By:	/s/ JEAN-LOUIS GASSÉE
Jean-Louis Gassée President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JEAN-LOUIS GASSÉE Jean-Louis Gassée	President, Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2002

/s/ DENNIS W. EVANS Dennis W. Evans	Executive Vice President, Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)	March 28, 2002

/s/ DAN WILNAI Dan Wilnai	Chairman of the Board of Directors	March 28, 2002

/s/ PERETZ TZARNOTZKY Peretz Tzarnotzky	Executive Vice President, Chief Technology Officer and Director	March 28, 2002

/s/ PHILIP POLLOK Philip Pollok	Director	March 28, 2002

/s/ ROGER W. JOHNSON Roger W. Johnson	Director	March 28, 2002

REPORT OF INDEPENDENT ACCOUNTANTS  ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Computer Access Technology Corporation

Our audits of the consolidated financial statements referred to in our report dated January 30, 2002 appearing in the 2001 Annual Report to Shareholders of Computer Access Technology Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(3) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

San Jose, California
January 30, 2002

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged to Cost and Expenses	Deductions	Balance at End of Period
Year Ended December 31, 1999:
Allowance for doubtful accounts	40	18	—	58
Year Ended December 31, 2000:
Allowance for doubtful accounts	58	32	—	90
Year Ended December 31, 2001:
Allowance for doubtful accounts	90	11	10	91