Form 10-Q
period 2002-03-31
COMPUTER ACCESS TECHNOLOGY CORP
filed 2002-05-14
CIK 1120155

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2002

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period From ____________ To __________________

COMPUTER ACCESS TECHNOLOGY CORPORATION
(exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0302527 (I.R.S. Employer Identification No.)
2403 Walsh Avenue, Santa Clara California (Address of principal executive offices)	95051 (Zip Code)

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

Yes [X] No [_]

As of May 1, 2002, there were 18,966,440 shares of the registrant’s Common Stock outstanding.

Part I – FINANCIAL INFORMATION

Item 1.     Financial Statements

COMPUTER ACCESS TECHNOLOGY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited in thousands)

	December 31, 2001	March 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$42,941	$41,190
Short-term investments	4,620	6,651
Trade accounts receivable, net	1,370	1,468
Related party receivable	747	504
Inventories	805	965
Deferred tax assets	512	707
Other current assets	1,435	1,213

Total current assets	52,430	52,698
Property and equipment, net	1,357	1,521
Other assets	101	210
	$53,888	$54,429

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$602	$881
Accrued expenses	1,046	1,647
Deferred revenue	220	297

Total current liabilities	1,868	2,825
Deferred rent	4	5

Total liabilities	1,872	2,830

Stockholders’ equity:
Common stock	19	19
Additional paid-in capital	53,093	52,966
Deferred stock-based compensation	(2,492)	(1,775)
Retained earnings	1,396	389

Total stockholders’ equity	52,016	51,599

	$53,888	$54,429

See accompanying notes.

COMPUTER ACCESS TECHNOLOGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited in thousands, except per share amounts)

	Three Month Period Ended March 31,
	2001	2002
Revenue	$5,675	$3,422
Cost of revenue (inclusive of amortization of deferred stock-based compensation of $176 and $49 in 2001 and 2002, respectively)	1,265	684

Gross profit	4,410	2,738

Operating expenses:
Research and development (exclusive of amortization of deferred stock-based compensation of $726 and $299 in 2001 and 2002, respectively)	1,916	1,913
Sales and marketing (exclusive of amortization of deferred stock-based compensation of $215 and $(123) in 2001 and 2002, respectively)	603	1,265
General and administrative (exclusive of amortization of deferred stock-based compensation of $411 and $132 in 2001 and 2002, respectively)	807	1,122
Amortization of deferred stock-based compensation	1,352	308

Total operating expenses	4,678	4,608

Loss from operations	(268)	(1,870)
Other income, net	642	173

Income (loss) before provision for income taxes	374	(1,697)
Provision (benefit) for income taxes	744	(690)

Net loss	$(370)	$(1,007)

Net loss per share:
Basic	$(0.02)	$(0.05)

Diluted	$(0.02)	$(0.05)

Weighted average shares outstanding
Basic	18,602	18,911

Diluted	18,602	18,911

See accompanying notes.

COMPUTER ACCESS TECHNOLOGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited in thousands)

	Three Month Period Ended March 31,
	2001	2002
Cash flows from operating activities:
Net loss	$(370)	$(1,007)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	88	141
Provision for doubtful accounts	4	—
Amortization of deferred stock-based compensation	1,528	357
Fair value of stock options in exchange for services	8	—
Changes in assets and liabilities:
Accounts receivable	54	145
Inventories	(306)	(160)
Deferred tax assets	162	(195)
Other assets	(27)	213
Accounts payable	195	279
Accrued expenses	(2,046)	601
Deferred revenue	—	77
Deferred rent	(11)	1

Net cash provided by (used in) operating activities	(721)	452

Cash flows from investing activities:
Acquisition of property and equipment	(276)	(305)
Purchase of other long-term assets	—	(100)
Purchase of short-term investments	—	(2,901)
Sale of short-term investments	285	870

Net cash provided by (used in) investing activities	9	(2,436)

Cash flows from financing activities:
Proceeds from exercise of stock options	63	116
Proceeds from employee stock purchase plan	—	117

Net cash provided by financing activities	63	233

Net decrease in cash and cash equivalents	(649)	(1,751)
Cash and cash equivalents at beginning of period	47,411	42,941

Cash and cash equivalents at end of period	$46,762	$41,190

Supplemental information:
Cash paid for (refunded from) income taxes	$2,858	$(718)

See accompanying notes.

COMPUTER ACCESS TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Interim Financial Information and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of March 31, 2002, and for the three month periods ended March 31, 2002 and 2001, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and include the accounts of Computer Access Technology Corporation and its wholly-owned subsidiaries (collectively, “Computer Access Technology Corporation” or the “Company”). Intercompany accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to SEC rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position at March 31, 2002, the consolidated operating results for the three month periods ended March 31, 2002 and 2001, and consolidated cash flows for the three month period ended March 31, 2002 and 2001. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes for the year ended December 31, 2001.

The unaudited condensed consolidated balance sheet at December 31, 2001 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements.

COMPUTER ACCESS TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

Concentrations of credit risk

Revenue and accounts receivable of the customers comprising more than 10% of revenue or receivables are summarized as follows:

	Three Month Period Ended March 31,
	2001	2002
Revenue:
Company A	32%	22%

	December 31,	March 31,
	2001	2002
Accounts receivable:
Company A	32%	22%
Company B	13%	— %

NOTE 2 – COMPREHENSIVE INCOME

Comprehensive income is defined as changes in equity of a company from transactions, other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners. There is no difference between net income and comprehensive income for the Company in any of the periods presented.

NOTE 3—STOCK-BASED COMPENSATION

In connection with certain stock option grants in 2000, 1999 and 1998, the Company recorded deferred stock-based compensation totaling $14,393,000 which represents the difference between the exercise price and the deemed fair value at the date of grant, which is being recognized over the vesting period of the related options. Amortization of deferred stock-based compensation was $357,000 in the quarter ended March 31, 2002, of which $49,000 was included in cost of revenue. Amortization of deferred stock-based compensation was $1,528,000 in the quarter ended March 31, 2001, of which $176,000 was included in cost of revenue. Amortization of deferred stock-based compensation on grants prior to December 31, 2000 is estimated to be approximately $1.1 million for the remainder of the year ending December 31, 2002 and $635,000 and $80,000 in the years ending December 31, 2003 and 2004 respectively, and may change due to the granting of additional options or the cancellation of existing grants in future periods.

NOTE 4—NET INCOME (LOSS) PER SHARE

The Company computes net income (loss) per share in accordance with SFAS No. 128, Earnings per Share, and SEC Staff Accounting Bulletin (“SAB”) No. 98. Under the provisions of SFAS No. 128 and SAB No. 98, basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net (loss) income per share excludes potential common stock if their effect is antidilutive. Potential common stock consists of incremental common shares issuable upon the exercise of stock options.

COMPUTER ACCESS TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands except per share data):

	Three Month Period Ended March 31,
	2001	2002
Numerator:
Net loss	$(370)	$(1,007)

Denominator:
Weighted average shares outstanding	18,602	18,911

Denominator for basic calculation	18,602	18,911
Dilutive effect of stock options	—	—

Denominator for diluted calculation	18,602	18,911

Net loss per share:
Basic	$(0.02)	$(0.05)

Diluted	$(0.02)	$(0.05)

Total common stock equivalents, related to options outstanding, excluded from the computation of earnings per share as their effect is antidilutive	662	3,449

NOTE 5—INVENTORIES

Inventories consist of the following (in thousands):
	December 31,	March 31,
	2001	2002
Raw materials	$451	$547
Work in progress	141	276
Finished goods	213	142

	$805	$965

NOTE 6 – INCOME TAXES

The reconciliation between the effective tax rates and statutory federal income tax rate is shown in the following table:

COMPUTER ACCESS TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

	Three Month Period Ended March 31,
	2001	2002
Statutory federal income tax rate	35.0%	34.0%
State taxes, net of federal income tax benefit	25.7	5.7
Amortization of deferred stock-based compensation	143.1	(7.2)
Research and development credit	(7.5)	4.4
Other	2.6	3.8

Effective tax rate	198.9%	40.7%

NOTE 7—REPORTABLE SEGMENTS AND GEOGRAPHIC INFORMATION

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

Segment information (in thousands):
	Development Products	Production Products	Connectivity Products	Unallocated Stock-based Compensation Expense	Total
Three Month Period Ended March 31, 2001
Segment revenue from external customers	$4,325	$503	$847	$—	$5,675
Segment gross profit	$3,844	$414	$328	$(176)	$4,410
Three Month Period Ended March 31, 2002
Segment revenue from external customers	$2,877	$461	$84	$—	$3,422
Segment gross profit	$2,447	$300	$40	$(49)	$2,738

Geographic information (in thousands):

	Revenue	Long-Lived Assets
Three Month Period Ended March 31, 2001
North America	$2,322
Europe	845
Asia	2,462
Rest of world	46

Total	$5,675

COMPUTER ACCESS TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

Three Month Period Ended March 31, 2002
North America	$1,400	$1,312
Europe	499	209
Asia	1,495	—
Rest of world	28	—

Total	$3,422	$1,521

Revenues are attributed to countries based on delivery locations. Sales to foreign customers accounted for 59.1% of revenue during the quarters ended March 31, 2001 and 2002.

NOTE 8—SUBSEQUENT EVENTS

On May 9, 2002, the Company entered into a definitive agreement to purchase Verisys. Verisys, founded in 1992, is a leader in SCSI Bus Analyzers for the Storage Area Network marketplace. The Company will pay the Verisys shareholders $1 million in cash and up to 360,000 shares of the Company’s common stock. The parties anticipate that the transaction will close prior to June 1, 2002.

COMPUTER ACCESS TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Item 1 of this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Form 10-K as filed with the Securities and Exchange Commission on March 28, 2002.

This report contains forward-looking statements within the meaning of the federal securities laws. These statements may contain words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” or other wording indicating future results. Forward-looking statements are subject to risks and uncertainties. Actual results may differ materially from the results discussed in forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those discussed under “Risk Factors” following “Recent Accounting Pronouncements” below, and elsewhere in this report. We undertake no obligation to revise or update any forward-looking statements to reflect any event or circumstance that may arise after the date of this report.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our consolidated financial statements in conformity with generally accepted accounting principles requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We believe the following critical accounting policies, among others, affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Our cash equivalents and short-term investments are placed in portfolios managed by two professional money management firms under the investment guidelines we have established. These guidelines address the critical objectives of preservation of principal, avoiding inappropriate concentrations, meeting liquidity requirements, and delivering maximum after-tax returns. We classify all highly liquid investments purchased with an original maturity of 90 days or less to be cash equivalents and those with a maturity greater than 91 days but less than one year to be short-term investments. Cash equivalents and short-term investments consist principally of investments in commercial paper, investment quality corporate and municipal bonds, collateralized mortgage obligations, U.S. government agency securities and money market funds.

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

We report our revenue and gross profit in three business segments: development, production and connectivity products. In the quarter ended March 31, 2002, our revenue from our development products was $2.9 million, from production products was $461,000 and from connectivity products was $84,000. Historically, we have generated a majority of our revenue across all segments from products for the USB standard. Revenue from our USB products accounted for approximately 71.4% of our revenue in the quarter ended March 31, 2002, of which 44.3% was from our USB 2.0 products.

We sell our products to technology, infrastructure and application companies through our direct sales force and indirectly through our distributors and manufacturer’s representatives. Historically, a substantial portion of our revenue has been derived from customers outside of the United States. In the quarter ended March 31, 2002, 59.1% of our revenue was derived from international customers, of which 21.7% was derived from customers based in Japan, 22.0% was derived from customers based in other parts of Asia, and 14.6% was derived from customers based in Europe. International revenue as a percentage of total revenue for the quarter ended March 31, 2002 was consistent with the quarter ended March 31, 2001. All of our revenue and accounts receivable are denominated in U.S. dollars. Although seasonality affects many of our target markets, to date our revenues and financial condition as a whole have not been materially impacted by seasonality.

The development of emerging communications standards and technological change have influenced and are likely to continue to influence our quarterly and annual revenue and results of operations. Our product development and marketing strategies are focused on working closely with the promoter companies and communications standards groups to gain early access to new communications standards and technologies. We have invested significantly in the research, development and marketing of our products for emerging communications standards, often before these standards have gained widespread industry acceptance and in advance of generating substantial revenue related to these investments. Additionally, the rate and timing of customer orders may vary significantly from month to month. Accordingly, if sales of our products do not occur when we expect and we are unable to predict or adjust our estimates on a timely basis, our expenses may increase as a percentage of revenue.

The overall economic environment continues to create uncertainties for us and our customers. We have experienced continuing weakness in each of our business segments over the last year as a result of slowing growth in the global economy and delays in orders as a result of reduced spending by many of our customers, which has been exacerbated by the September 11, 2001 terrorist attack. Our near term financial results have been and may continue to be affected by our decision in 2001 to invest in our sales, marketing and research and development infrastructure.

Results of Operations

The following table presents selected consolidated financial data for the periods indicated as a percentage of revenue:

	Three Month Period Ended March 31,
	2001	2002
Consolidated Statement of Income Data:
Revenue	100.0%	100.0%
Cost of Revenue	22.3	20.0

Gross profit	77.7	80.0

Operating expenses:
Research and development	33.8	55.9
Sales and marketing	10.6	37.0
General and administrative	14.2	32.8
Amortization of deferred stock-based compensation	23.8	9.0

Total operating expenses	82.4	134.7

Loss from operations	(4.7)	(54.7)
Other income, net	11.3	5.1

Income (loss) before provision for income taxes	6.6	(49.6)
Provision (benefit) for income taxes	13.1	(20.2)

Net Loss	(6.5)%	(29.4)%

Comparisons of Quarters Ended March 31, 2001 and 2002

Revenue.    Our revenue was $3.4 million in the quarter ended March 31, 2002 and $5.7 million in the quarter ended March 31, 2001. This represents a decrease of 39.7% from the quarter ended March 31, 2001 to the quarter ended March 31, 2002. The decrease in revenue was due primarily to decreases in sales of certain development products, production products and connectivity products of $2.6 million, $312,000 and $787,000, respectively, offset by increases in sales of new and other development products and production products, which represented $1.2 million and $200,000, respectively. The decrease in sales of existing development and production products was the result of the slowdown in the Bluetooth market and the general economic slowdown, primarily in the United States, and the decrease in sales of connectivity products was primarily the result of softness in the broadband Internet access market and additional competitive pressure due to improved availability of next generation cable and DSL modems with integrated USB support. Beginning in the quarter ended March 31, 2002, we converted our resellers to manufacturer’s representatives. This change resulted in an estimated amount of additional revenue for the quarter ended March 31, 2002 of $100,000 as we sold directly to our end customers without discount. However, this estimated additional revenue was offset by an increase in sales and marketing expense relating to manufacturer’s representatives’ commissions. Revenue from international customers represented 59.1% of our revenue in the quarters ended March 31, 2002 and March 31, 2001.

Cost of Revenue and Gross Profit.    Our gross profit was $2.7 million in the quarter ended March 31, 2002 and $4.4 million in the quarter ended March 31, 2001. This represents a decrease of 37.9% from the quarter ended March 31, 2001 to the quarter ended March 31, 2002. The dollar decrease in gross margin was primarily the result of a decrease in unit sales of development, production and connectivity products, offset by a decrease in amortization of deferred stock-based compensation of $127,000. Our gross margin percentage was 80.0% in the quarter ended March 31, 2002 and 77.7% in the quarter ended March 31, 2001. The increase in gross margin percentage was primarily due to increased development product sales as a percentage of revenue offset by reduced margins for our production products, due to higher costs associated with lower volume manufacturing. Our higher margin business segment, development products, increased as a percentage of revenue by 7.9%, our lower margin business segment, production products, increased as a percentage of revenue by 4.6% and our lowest margin business segment, connectivity products, decreased as a percentage of revenue by 12.5%. Beginning in the quarter ended March 31, 2002, we converted our resellers to manufacturer’s representatives. This change improved gross margins by 0.6%, as we sell directly to our end customers without discount. Excluding amortization of deferred stock-based compensation, our gross margin would have been 81.4% for the quarter ended March 31, 2002 and 80.8% for the quarter ended March 31, 2001.

Research and Development.    Our research and development expenses were $1.9 million in the quarters ended March 31, 2002 and March 31, 2001. Increases in direct personnel and related costs of approximately $118,000 were offset by decreases in other research and development costs of approximately $122,000 for the quarter ended March 31, 2002. Research and development expenses represented 55.9% of revenue in the quarter ended March 31, 2002 and 33.8% of revenue in the quarter ended March 31, 2001. The percentage of revenue increase for the quarter ended March 31, 2002 was primarily due to the impact of the decrease in revenue from the quarter ended March 31, 2001.

Sales and Marketing.    Our sales and marketing expenses were $1.3 million in the quarter ended March 31, 2002 and $603,000 in the quarter ended March 31, 2001. This represents an increase of 109.8% from the quarter ended March 31, 2001 to the quarter ended March 31, 2002. Sales and marketing expenses represented 37.0% of revenue in the quarter ended March 31, 2002 and 10.6% of revenue in the quarter ended March 31, 2001. The dollar increase was primarily due to increases in personnel and related costs of approximately $280,000 as we continued to invest in our sales and marketing infrastructure for the future, commissions earned by our manufacturer’s representatives of $164,000 and increases in marketing programs of $72,000. The percentage of revenue increase for the quarter ended March 31, 2002 was primarily due to the impact of the decrease in revenue from the quarter ended March 31, 2001 and the increase in costs noted above.

General and Administrative.    Our general and administrative expenses were $1.1 million in the quarter ended March 31, 2002 and $807,000 in the quarter ended March 31, 2001. This represents an increase of 39.0% from the quarter ended March 31, 2001 to the quarter ended March 31, 2002. General and administrative expenses represented 32.8% of revenue in the quarter ended March 31, 2002 and 14.2% of revenue in the quarter ended March 31, 2001. The dollar increase was primarily due to an increase in professional services of $217,000, primarily legal fees, and the addition of management and administrative personnel and related costs of $76,000. The percentage of revenue increase for the quarter ended March 31, 2002 was due to a dollar increase in expenses and a decrease in revenue for the period.

Amortization of Deferred Stock-based Compensation.    Amortization of deferred stock-based compensation represents the difference between the exercise price and the deemed fair value at the date of grant, in connection with certain stock option grants in 2000, 1999 and 1998, which is being recognized over the vesting period of the related options. Amortization of deferred stock-based compensation was $357,000 in the quarter ended March 31, 2002, of which $49,000 was included in cost of revenue. This amount reflects the impact of option cancellations of approximately $241,000 due to employee terminations. Amortization of deferred stock-based compensation was $1.5 million in the quarter ended March 31, 2001, of which $176,000 was included in cost of revenue. Amortization of deferred stock-based compensation on grants prior to December 31, 2000 is estimated to be approximately $1.1 million for the remainder of the year ending December 31, 2002 and $635,000 and $80,000 in the years ending December 31, 2003 and 2004 respectively, and may change due to the granting of additional options or the cancellation of existing grants in future periods.

Other Income.    Other income was $173,000 in the quarter ended March 31, 2002 and $642,000 in the quarter ended March 31, 2001. This represents a decrease of 73.1% from the quarter ended March 31, 2001 to the quarter ended March 31, 2002. These decreases resulted from declining interest income earned on the investment of the additional excess cash balances and the proceeds from our initial public offering in November 2000. During September 2001, we transferred the majority of our excess cash balances from money market funds to tax-exempt and tax-advantaged cash equivalents and short-term investments in commercial paper, investment quality corporate bonds, collateralized mortgage obligations, and U.S. government agency securities.

Provision (benefit) for Income Taxes.    Benefit for income taxes was $690,000 in the quarter ended March 31, 2002 and provision for income taxes was $744,000 in the quarter ended March 31. This represents a decrease of 192.7% from the quarter ended March 31, 2001 to the quarter ended March 31, 2002. Our effective tax rate decreased from 198.9% in the quarter ended March 31, 2001 to 40.7% in the quarter ended March 31, 2002 due primarily to a decrease in the amortization of deferred stock-based compensation. Our effective tax rate after excluding the effect of amortization of deferred stock-based compensation was 51.5% in the quarter ended March 31, 2002 and 39.1% in the quarter ended March 31, 2001.

Net loss.    Our net loss was $1.0 million in the quarter ended March 31, 2002 and $370,000 in the quarter ended March 31, 2001. This represents an increase of 172.2% from the quarter ended March 31, 2001 to the quarter ended March 31, 2002. Our net loss represented (29.4%) of revenue in the quarter ended March 31, 2002 and (6.5%) of revenue in the quarter ended March 31, 2001. The dollar and percentage of revenue increases in net loss were primarily the result of reduced revenue, increased operating costs and reduced interest income, offset by the benefit for income taxes. Net loss before the effect of the amortization of deferred stock-based compensation was $650,000 in the quarter ended March 31, 2002 and our net income before the effect of the amortization of deferred stock-based compensation was $1.2 million in the quarter ended March 31, 2001.

The following table sets forth net income (loss) and net income (loss) per share, excluding the amortization of deferred stock-based compensation (in thousands, except per share amounts).

	Three Month Period Ended March 31,
	2001	2002
Net income (loss), excluding amortization of deferred compensation	$1,158	$(650)
Net income (loss) per share, excluding amortization of deferred compensation
Basic	$0.06	$(0.03)
Diluted	$0.06	$(0.03)
Weighted average shares outstanding
Basic	18,602	18,911
Diluted	19,768	18,911

Liquidity and Capital Resources

Our operating cash flow requirements have generally increased reflecting the expanding scope and level of our activities. Since our inception, we have financed our operations primarily through cash flows from operating activities.            In November 2000, we received net proceeds of $38.3 million from the initial public offering of our common stock.

In the quarter ended March 31, 2002, cash provided by operating activities of $452,000 was primarily a result of net loss of $1.0 million, offset by amortization of deferred stock-based compensation of $357,000, depreciation expenses of $141,000 and an increase in related assets and liabilities for working capital purposes of $961,000. Cash used in investing activities was $2.4 million, related to capital expenditures of $305,000, purchase of other long-term assets of $100,000 and the purchase of short-term investments of $2.9 million, offset by the proceeds from the sale of short-term investments of $870,000. Cash provided by financing activities was $233,000, related to the proceeds from the exercise of stock options of $116,000 and to the sale of stock pursuant to our employee stock purchase plan of $117,000.

In the quarter ended March 31, 2001, cash used in operating activities of $721,000 was primarily a result of net loss of $370,000, offset by amortization of deferred stock-based compensation of $1.5 million, depreciation expenses of $88,000 and a decrease in related assets and liabilities for working capital purposes of $2.0 million.

Cash provided by investing activities was $9,000, related to the proceeds from the sale of short-term investments of $285,000 offset by capital expenditures of $276,000. Cash provided by financing activities of $63,000 related to the proceeds from the exercise of stock options.

As of March 31, 2002, we had cash, cash equivalents and short-term investments of $47.8 million, working capital of $49.9 million and no debt.

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

We currently derive a substantial majority of our revenue from sales of our USB products. Revenue from sales of our USB products accounted for approximately 71.4% of our revenue in the quarter ended March 31, 2002. We expect that revenue from these products will continue to account for a substantial portion of our revenue for the foreseeable future. If the market does not continue to accept our USB products, our revenue will decline significantly. Factors that may affect the market acceptance of our current USB products include the continued growth of the markets for USB compliant devices as well as the performance and pricing of our USB products and the availability, functionality and price of competing products. Companies must also modify their products to support new versions of USB as they are developed, such as USB 2.0. Many of these factors are beyond our control. In addition, in order to maintain widespread market acceptance, we must continue to differentiate ourselves from the competition through our technical expertise, product offerings and brand name recognition. Failure of our USB products to maintain market acceptance would adversely impact our revenue.

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

If our distributors and manufacturer’s representatives do not actively sell our products, our product sales may decline.

We sell a substantial portion of our products through distributors and manufacturer’s representatives, including Toyo, our distributor in Japan, which accounted for approximately 21.7% of our revenue in the quarter ended March 31, 2002. Our distributors and manufacturer’s representatives generally offer products from multiple manufacturers. Accordingly, there is a risk that these distributors and manufacturer’s representatives may give higher priority to selling products from other suppliers and reduce their efforts to sell our products. Our distributors and manufacturer’s representatives may not market our products effectively or continue to devote the resources necessary to provide us with effective sales, marketing and technical support. Our distributors may on occasion build inventories in anticipation of substantial growth in sales and, if growth does not occur as rapidly as anticipated, may decrease the quantity of products ordered from us in subsequent quarters. A slowdown in orders from our distributors could reduce our revenue in any given quarter and give rise to fluctuations in our operating results.

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

Our ability to offer products and implement our business plan successfully in a rapidly evolving market requires an effective planning and management process. We increased our headcount by 8.3% in the quarter ended March 31, 2002. We expect that our headcount will continue to increase in future periods and that we will need to continue to improve our financial and managerial controls, reporting systems and procedures. For example, we are in the process of migrating our operations to a new enterprise resource planning system that affects almost every facet of our business operations. Typically, these conversions negatively affect a company’s near-term ability to conduct business due to problems such as historical data conversion errors, personnel training time associated with the new system, delays in implementation or unforeseen technical problems during conversion. If problems arise during this transition, we could experience delays in or lack of shipping, an inability to support our existing customer base, delays in paying vendors, delays in collecting from customers, an inability to place or receive product orders or other operational problems. If this were to occur, our profitability or financial position could be negatively impacted. If we are not able to manage our growth effectively and efficiently, the quality of our products, our ability to retain key personnel and our operating results could suffer.

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

If we are unable to expand our direct sales operations and our distributor and manufacturer’s representatives channels or successfully manage our expanded sales organization, our ability to increase our revenue will be harmed.

Historically, we have relied on a limited direct sales organization, supported by third-party manufacturer’s representatives, to sell our products domestically and on third-party distributors to sell our products internationally. We intend to develop and expand our direct sales organization in North America and our indirect distribution channels internationally. We may not be able to expand our direct sales organization successfully, and the cost of any expansion may exceed the revenue generated from expansion. In addition, if we fail to develop relationships with significant distributors or manufacturer’s representatives, or if our current distributors or manufacturer’s representatives are not successful in their sales or marketing efforts, sales of our products may decrease.

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

Because we sell our products worldwide and have a research and development facility in Israel, our business is subject to risks associated with doing business internationally. We recognized 59.1% of our revenue from sales to international customers in the quarter ended March 31, 2002. We anticipate that revenue from international operations will continue to represent a substantial portion of our revenue. In addition, several of our manufacturers’ facilities and suppliers are located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including:

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

To date, we protect our proprietary processes, software, know-how and other intellectual property and related rights through copyrights, trademarks and maintenance of trade secrets, including entering into confidentiality agreements. Our success and ability to compete depend in part on our proprietary technology. We currently do not have any patents. Although we have six patents pending, patents may not issue as a result of these or other patent applications. Any patents that ultimately issue may be successfully challenged by others or invalidated, or may not provide us with a significant competitive advantage. Third parties may breach confidentiality agreements or other protective contracts into which we have entered, and we may not be able to enforce our rights in the event of these breaches. We may be required to spend significant resources to monitor and police our intellectual property rights, including pursuing remedies in court. We may become involved in legal proceedings against other parties, which may also cause other parties to assert claims against us. We report material pending legal proceedings, if any, under the separate caption “Item 1. Legal Proceedings” elsewhere in this report. However, in the future, we may not be able to detect infringement and may lose competitive position in our markets before we do so. In addition, competitors may design around our technologies or develop competing technologies. The laws of other countries in which we market our products might offer little or no effective protection of our proprietary technology. Reverse engineering, unauthorized copying or other misappropriation of our proprietary technology could enable third parties to benefit from our technology without paying us for it, which could significantly harm our business.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with an interest rate fixed at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. As of March 31, 2002, cash equivalents and short-term investments consist principally of investments in commercial paper, investment quality corporate and municipal bonds, collateralized mortgage obligations, U.S. government agency securities and money market funds.

Part II – OTHER INFORMATION

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

On December 11, 2001, Catalyst filed a motion for partial summary judgment on the issue of trade dress functionality. On January 25, 2002, we filed a motion for judgment on the pleadings or, in the alternative, a special motion to strike Catalyst’s counterclaims. The Court denied Catalyst’s motion and granted our motion for judgment on the pleadings by order entered March 29, 2002, and dismissed each of Catalyst’s counterclaims with prejudice.

Discovery in the case is ongoing, and expert designations are due July 29, 2002. The case is set for trial on October 23, 2002.

We cannot predict the outcome of this matter at this time.

Item 6.    Exhibits and Reports on Form 8-K

    a.     Exhibits.

Exhibit No.	Document Name

3.1*	Amended and Restated Certificate of Incorporation of the Company.

3.2*	Bylaws of the Company.

4.1*	Specimen Certificate of the Company’s common stock.

*
Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (Registration No. 333-43866) as filed with the SEC on August 16, 2000, as subsequently amended, and incorporated in this quarterly report by reference.

    b.     Reports on Form 8-K

  On January 11, 2002, the Company filed a Form 8-K to announce, on January 7, 2002, Jean-Louis Gassée was named President and Chief Executive Officer of the Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date May 14, 2002	Computer Access Technology Corporation

	By:	/s/ Dennis W. Evans
Dennis W. Evans Executive Vice President, Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)