Form 10-Q
period 2002-06-30
COMPUTER ACCESS TECHNOLOGY CORP
filed 2002-08-14
CIK 1120155

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2002

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period From                      To

COMPUTER ACCESS TECHNOLOGY CORPORATION
(exact name of registrant as specified in its charter)

Delaware	77-0302527
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2403 Walsh Avenue, Santa Clara
California	95051
(Address of principal executive offices)	(Zip Code)

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

Yes  ☒         No  ☐

As of August 1, 2002, there were 19,408,815 shares of the registrant’s Common Stock outstanding.

Part I—FINANCIAL INFORMATION

Item 1.    Financial Statements

COMPUTER ACCESS TECHNOLOGY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	December 31, 2001	June 30, 2002
ASSETS
Current assets:
Cash and cash equivalents	$42,941	$32,577
Short-term investments	4,620	12,512
Trade accounts receivable, net	1,370	1,732
Related party receivable	747	671
Inventories	805	1,209
Deferred tax assets	512	1,664
Other current assets	1,435	1,347

Total current assets	52,430	51,712
Property and equipment, net	1,357	1,327
Purchased intangibles, including goodwill	—	2,260
Other assets	101	284

	$53,888	$55,583

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$602	$662
Accrued expenses	1,046	1,835
Accrued restructuring	—	262
Deferred revenue	220	498

Total current liabilities	1,868	3,257
Deferred tax liabilities	—	354
Deferred rent	4	—

Total liabilities	1,872	3,611

Stockholders’ equity:
Common stock	19	19
Additional paid-in capital	53,093	53,478
Deferred stock-based compensation	(2,492)	(1,105)
Retained earnings (accumulated deficit)	1,396	(420)

Total stockholders’ equity	52,016	51,972

	$53,888	$55,583

See accompanying notes.

COMPUTER ACCESS TECHNOLOGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in thousands, except per share amounts)

	Three Month Period Ended June 30,		Six Month Period Ended June 30,
	2001	2002	2001	2002
Revenue	$4,147	$3,493	$9,822	$6,915
Cost of revenue (inclusive of amortization of deferred stock-based compensation of $170 and $31 in the three month period ended June 30, 2001 and 2002, respectively, and of $346 and $80 in the six month period ended June 30, 2001 and 2002, respectively)	1,213	652	2,478	1,336
Amortization of acquired developed technology	—	17	—	17

Gross profit	2,934	2,824	7,344	5,562

Operating expenses:
Research and development (exclusive of amortization of deferred stock-based compensation of $750 and $(229) in the three month period ended June 30, 2001 and 2002, respectively, and of $1,476 and $70 in the six month period ended June 30, 2001 and 2002, respectively)	1,793	1,982	3,709	3,895
Sales and marketing (exclusive of amortization of deferred stock-based compensation of $145 and $(32) in the three month period ended June 30, 2001 and 2002, respectively, and of $360 and $(155) in the six month period ended June 30, 2001 and 2002, respectively)	774	1,215	1,377	2,480
General and administrative (exclusive of amortization of deferred stock-based compensation of $371 and $59 in the three month period ended June 30, 2001 and 2002, respectively, and of $782 and $191 in the six month period ended June 30, 2001 and 2002, respectively)	757	1,051	1,564	2,173
Acquired in-process research and development	—	410	—	410
Amortization of purchased intangibles	—	12	—	12
Restructuring expenses	—	443	—	443
Amortization of deferred stock-based compensation	1,266	(202)	2,618	106

Total operating expenses	4,590	4,911	9,268	9,519

Loss from operations	(1,656)	(2,087)	(1,924)	(3,957)
Other income, net	532	197	1,174	370

Loss before provision for (benefit from) income taxes	(1,124)	(1,890)	(750)	(3,587)
Provision for (benefit from) income taxes	(37)	(1,081)	707	(1,771)

Net loss	$(1,087)	$(809)	$(1,457)	$(1,816)

Net loss per share:
Basic	$(0.06)	$(0.04)	$(0.08)	$(0.10)

Diluted	$(0.06)	$(0.04)	$(0.08)	$(0.10)

Weighted average shares outstanding:
Basic	18,712	19,083	18,657	18,998

Diluted	18,712	19,083	18,657	18,998

See accompanying notes.

COMPUTER ACCESS TECHNOLOGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Month Period Ended June 30,
	2001	2002
Cash flows from operating activities:
Net loss	$(1,457)	$(1,816)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	195	304
Provision for doubtful accounts	4	(9)
Write-down of property and equipment in connection with restructuring	—	134
Fair value of stock options in exchange for services	16	—
Acquired in-process research and development	—	410
Amortization of acquired developed technology	—	17
Amortization of purchased intangibles	—	12
Amortization of deferred stock-based compensation	2,964	186
Changes in assets and liabilities:
Accounts receivable	943	(122)
Inventories	(265)	(177)
Deferred tax assets	162	(1,034)
Other assets	(607)	110
Accounts payable	322	(79)
Accrued expenses	(2,087)	200
Accrued restructuring	—	262
Deferred revenue	—	278
Deferred rent	(10)	(4)

Net cash provided by (used in) operating activities	180	(1,328)

Cash flows from investing activities:
Acquisition of property and equipment	(536)	(340)
Purchase of other long-term assets	—	(188)
Purchase of short-term investments	—	(10,863)
Sale of short-term investments	285	2,971
Acquisition of subsidiary, net of cash assumed	—	(931)

Net cash used in investing activities	(251)	(9,351)

Cash flows from financing activities:
Proceeds from exercise of stock options	106	199
Proceeds from employee stock purchase plan	—	116

Net cash provided by financing activities	106	315

Net increase (decrease) in cash and cash equivalents	35	(10,364)
Cash and cash equivalents at beginning of period	47,411	42,941

Cash and cash equivalents at end of period	$47,446	$32,577

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

We have expertise in the USB, USB 2.0, IEEE 1394, Bluetooth, InfiniBand, Serial ATA, SCSI and Ethernet standards and are actively engaged with our customers throughout their development and production processes. Utilizing our easy to use, color-coded software, the CATC Trace, our development products generate, capture, filter and analyze high speed communications traffic, allowing our customers to quickly discover and correct persistent and intermittent errors and flaws in their product design. Our production products are used in manufacturing to ensure that products comply with standards and operate with other devices as well as to assist system manufacturers in downloading software onto new computers. Our connectivity products are devices that translate communications traffic between USB and Ethernet and enable reliable, uninterrupted service for broadband Internet access. These connectivity products also allow for simple installation and incorporate an application specific integrated circuit, or ASIC, and our proprietary embedded software and software drivers.

Interim Financial Information and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of June 30, 2002, and for the three and six month periods ended June 30, 2002 and 2001, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and include the accounts of Computer Access Technology Corporation and its wholly-owned subsidiaries (collectively, “Computer Access Technology Corporation” or the “Company”). Intercompany accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to SEC rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position at June 30, 2002, the consolidated operating results for the three and six month periods ended June 30, 2002 and 2001, and consolidated cash flows for the six month periods ended June 30, 2002 and 2001. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes for the year ended December 31, 2001.

The unaudited condensed consolidated balance sheet at December 31, 2001 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements.

Concentrations of credit risk

Revenue and accounts receivable of customers comprising more than 10% of revenue or receivables are summarized as follows:

COMPUTER ACCESS TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Six Month Period Ended June 30,
	2001	2002
Revenue:
Company A	26%	20%

	December 31, 2001	June 30, 2002
Accounts receivable:
Company A	32%	20%
Company B	13%	—%

NOTE 2—COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is defined as changes in equity of a company from transactions, other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners. There is no difference between net income (loss) and comprehensive income (loss) for the Company in any of the periods presented.

NOTE 3—STOCK-BASED COMPENSATION

In connection with certain stock option grants in 2000, 1999 and 1998, the Company recorded deferred stock-based compensation totaling $14,393,000 which represents the difference between the exercise price and the deemed fair value at the date of grant, which is being recognized over the vesting period of the related options. Amortization of deferred stock-based compensation was $(171,000) and $186,000 in the quarter ended June 30, 2002 and the six month period ended June 30, 2002, respectively, of which $31,000 and $80,000 was included in cost of revenue in the quarter ended June 30, 2002 and the six month period ended June 30, 2002, respectively. Amortization of deferred stock-based compensation was $1.4 million and $3.0 million in the quarter ended June 30, 2001 and the six month period ended June 30, 2001, respectively, of which $170,000 and $346,000 was included in cost of revenue in the quarter ended June 30, 2001 and the six month period ended June 30, 2001, respectively. Amortization of deferred stock-based compensation on grants prior to December 31, 2000 is estimated to be approximately $523,000 for the remainder of the year ending December 31, 2002 and $518,000 and $64,000 in the years ending December 31, 2003 and 2004, respectively, and may change due to the granting of additional options or the cancellation of existing grants in future periods.

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

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands except per share data):

COMPUTER ACCESS TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Month Period Ended June 30,		Six Month Period Ended June 30,
	2001	2002	2001	2002
Numerator:
Net loss	$(1,087)	$(809)	$(1,457)	$(1,816)

Denominator:
Weighted average shares outstanding	18,712	19,083	18,657	18,998

Denominator for basic calculation	18,712	19,083	18,657	18,998
Dilutive effect of stock options	—	—	—	—

Denominator for diluted calculation	18,712	19,083	18,657	18,998

Net income (loss) per share:
Basic	$(0.06)	$(0.04)	$(0.08)	$(0.10)

Diluted	$(0.06)	$(0.04)	$(0.08)	$(0.10)

Total common stock equivalents, related to options outstanding, excluded from the computation of earnings per share as their effect is antidilutive	722	4,052	1,098	3,825

NOTE 5—INVENTORIES

Inventories consist of the following (in thousands):

	December 31, 2001	June 30, 2002
Raw materials	$451	$714
Work in progress	141	195
Finished goods	213	300

	$805	$1,209

NOTE 6—GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business acquisitions accounted for under the purchase accounting method. Other purchased intangibles include identifiable intangible assets purchased by the Company in connection with business acquisitions. Other purchased intangibles are presented net of related accumulated amortization and charges and are being amortized over lives ranging from three to five years.

The Company records impairment losses on goodwill and other intangible assets when events and circumstances indicate that such assets might be impaired and the estimated fair value of the asset is less than its recorded amount. Conditions that would necessitate an impairment assessment include material adverse changes in operations, significant adverse differences in actual results in comparison with initial valuation forecasts prepared at the time of acquisition, a decision to abandon acquired products, services or technologies, or other significant adverse changes that would indicate the carrying amount of the recorded asset might not be recoverable.

COMPUTER ACCESS TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2002, the Company had goodwill of $1.4 million and other intangible assets totaling $832,000. Amortization of other intangible assets was $29,000 in the quarter ended June 30, 2002. In addition, the Company had a one-time write-off of in-process research and development of $410,000.

NOTE 7—RESTRUCTURING

During the quarter ended June 30, 2002, the Company implemented a restructuring plan designed to consolidate operations and reduce costs. The restructuring plan includes the closure of our facilities in San Diego, California and Netanya, Israel and a reduction in staff by a total of 18 positions, primarily from the research and development group. The Company expects that the majority of the remaining restructuring actions such as office closures and office subleasing will be completed by the end of 2002. Obligations related to subleasing may continue until 2004 as estimated and accrued for as of June 30, 2002. The Company had restructuring expenses of $443,000 for the quarter ended June 30, 2002.

The following table summarizes the components of the accrued restructuring, by geographic region (in thousands):

	Employee Severance	Office Closure	Asset Disposal Losses	Other Costs	Total
North America	$95	$86	$44	$19	$244
Europe	—	67	90	42	199

Restructuring expenses, three months ended June 30, 2002	95	153	134	61	443
Asset disposals made during the three months ended June 30, 2002	—	—	134	—	134
Cash payments made during the three months ended June 30, 2002	19	—	—	28	47

Accrued restructuring balance, June 30, 2002	$76	$153	$—	$33	$262

NOTE 8—INCOME TAXES

The reconciliation between the effective tax rates and statutory federal income tax rate is shown in the following table:

COMPUTER ACCESS TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Month Period Ended June 30,		Six Month Period Ended June 30,
	2001	2002	2001	2002
Statutory federal income tax rate	34.0%	34.0%	34.0%	34.0%
State taxes, net of federal income tax benefit	1.3	8.3	(10.8)	7.1
Amortization of deferred stock-based compensation	(42.1)	3.1	(134.4)	(1.8)
Research and development credit	5.0	8.1	11.2	6.3
Other	5.1	3.7	5.7	3.8

Effective tax rate	3.3%	57.2%	(94.3)%	49.4%

NOTE 9—REPORTABLE SEGMENTS AND GEOGRAPHIC INFORMATION

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

Segment information (in thousands):

	Development Products	Production Products	Connectivity Products	Unallocated Stock-based Compensation Expense	Total
Three Month Period Ended June 30, 2001
Segment revenue from external customers	$3,014	$481	$652	$—	$4,147
Segment gross profit	$2,568	$368	$168	$(170)	$2,934

Three Month Period Ended June 30, 2002
Segment revenue from external customers	$2,960	$436	$97	$—	$3,493
Segment gross profit	$2,507	$295	$53	$(31)	$2,824

Six Month Period Ended June 30, 2001
Segment revenue from external customers	$7,339	$984	$1,499	$—	$9,822
Segment gross profit	$6,412	$782	$496	$(346)	$7,344

Six Month Period Ended June 30, 2002
Segment revenue from external customers	$5,837	$897	$181	$—	$6,915
Segment gross profit	$4,954	$595	$93	$(80)	$5,562

COMPUTER ACCESS TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Geographic information (in thousands):

	Revenue	Long-Lived Assets
Three Month Period Ended June 30, 2001
North America	$2,130
Europe	663
Asia	1,337
Rest of world	17

Total	$4,147

Three Month Period Ended June 30, 2002
North America	$1,481	$1,225
Europe	607	102
Asia	1,403	—
Rest of world	2	—

Total	$3,493	$1,327

Six Month Period Ended June 30, 2001
North America	$4,452
Europe	1,508
Asia	3,799
Rest of world	63

Total	$9,822

Six Month Period Ended June 30, 2002
North America	$2,881	$1,225
Europe	1,106	102
Asia	2,898	—
Rest of world	30	—

Total	$6,915	$1,327

Revenues are attributed to countries based on delivery locations. Sales to foreign customers accounted for 48.6% and 57.6% of revenue during the quarters ended June 30, 2001 and 2002, respectively, and 54.7% and 58.3% for the six months ended June 30, 2001 and 2002, respectively.

NOTE 10—ACQUISITIONS

On May 9, 2002, the Company entered into an Agreement and Plan of Merger with Verisys and its shareholders (“Merger Agreement”) pursuant to which the Company acquired Verisys. The transaction closed on June 4, 2002, and was accounted for under the purchase method of accounting. The accompanying consolidated condensed financial statements include the results of operations of Verisys subsequent to June 4, 2002, the date the Company designated as the acquisition date for accounting purposes. Verisys has operations in Aptos, California. Verisys was founded in 1992 and develops, manufactures and sells bus analysis tools for the SCSI market.

Pursuant to the Merger Agreement, the Company paid $825,000 and issued 360,000 shares of its common stock, of which 61,200 have been retained to secure certain Verisys obligations under the Merger Agreement for a

COMPUTER ACCESS TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

period of eighteen months, in exchange for all of the outstanding shares of Verisys common stock. The Company’s initial cost to acquire Verisys is calculated to be $2.3 million using the Company common stock price of $3.53, which was the closing market price of the Company’s common stock on May 9, 2002. Verisys currently operates as a wholly-owned subsidiary of the Company.

The estimated total initial purchase cost of Verisys is as follows (in thousands):

Cash Paid	$825
Value of securities issued	1,271
Estimated transaction costs and expenses	191

$2,287

The cost to acquire Verisys has been allocated to the assets acquired and liabilities assumed according to their respective fair values, with the excess purchase price being allocated to goodwill. The purchase price allocation is as follows (in thousands):

Net tangible liabilities	$(440)
Intangible assets acquired:
Goodwill	1,427
In-process research and development	410
Acquired developed technology	380
Non-compete agreements	280
Core technology	230

Total purchase price allocation	$2,287

The purchase price was allocated to Verisys’ tangible assets and specific intangible assets such as in-process research and development, developed technology, non-compete agreements and core technology, based upon an independent valuation performed by an outside valuation specialist.

Goodwill represents the excess of the purchase price for Verisys over the fair value of the underlying net identifiable assets.

In-process research and development represents that portion of the purchase price of an acquisition related to the research and development activities which (i) have not demonstrated their technological feasibility, and (ii) have no alternative future uses. Accordingly, the Company recognized an in-process research and development expense of $410,000 during the three months ended June 30, 2002 in conjunction with the acquisition.

The acquired developed technology, which is comprised of products that are already technologically feasible, mainly includes the SV-8320, SV-8160, and SV-4080 SCSI analyzers. The Company is amortizing the acquired developed technology of approximately $380,000 on a per unit basis for future shipments of such products over approximately 30 months.

Non-compete agreements represent the value of non-compete agreements the Company has with certain former Verisys executives and are being amortized on a straight-line basis over an estimated useful life of three years.

Core technology represents the value of the underlying proprietary technology of Verisys’ products and is being amortized on a straight-line basis over an estimated useful life of five years.

COMPUTER ACCESS TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11—RECENT ACCOUNTING PRONOUNCEMENTS

In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 145 (“SFAS 145”), “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” which is effective for fiscal years beginning after May 15, 2002. Under SFAS 145, gains and losses from the extinguishment of debt should be classified as extraordinary items only if they meet the criteria of Accounting Principles Board Opinion No. 30. SFAS 145 also addresses financial accounting and reporting for capital leases that are modified in such a way as to give rise to a new agreement classified as an operating lease. The Company believes that the adoption of SFAS 145 will not have a material impact on the consolidated financial position or results of the operations of the Company.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities,” which is effective for exit or disposal activities initiated after December 31, 2002. SFAS 146 nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Under SFAS 146, a liability is required to be recognized for a cost associated with an exit or disposal activity when the liability is incurred. SFAS 146 applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a retirement or disposal activity covered by FASB Statements No. 143, “Accounting for Asset Retirement Obligations,” and No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The Company believes that the adoption of SFAS 146 will not have a material impact on the consolidated financial position or results of the operations of the Company.

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

This report contains forward-looking statements within the meaning of the federal securities laws. These statements may contain words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” or other wording indicating future results. Forward-looking statements are subject to risks and uncertainties. Actual results may differ materially from the results discussed in forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those discussed under “Risk Factors” following “Liquidity and Capital Resources” below, and elsewhere in this report. We undertake no obligation to revise or update any forward-looking statements to reflect any event or circumstance that may arise after the date of this report.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our consolidated financial statements in conformity with generally accepted accounting principles requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We believe the following critical accounting policies, among others, affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

We report our revenue and gross profit in three business segments: development, production and connectivity products. We have adopted Statement of Position, or SOP, 97-2, Software Revenue Recognition. Under SOP 97-2, we recognize revenue to distributors, resellers and end users upon shipment provided that there is persuasive evidence of an arrangement, the product has been delivered and title has passed, the fee is fixed or determinable and collection of the resulting receivable is reasonably assured. We do not provide distributors, resellers or customers price protection, return or exchange rights. Generally, our distributors do not maintain inventory, however, they do have the right to return inventory upon termination of their distribution agreement. We review inventory levels held by distributors, if any, quarterly to ensure that any potential returns in the event of termination are not material. When we have shipped products but some elements essential to the functionality of the products have not been completed, revenue and associated cost of revenue are deferred until all remaining elements have been delivered. Software maintenance support revenue is deferred and recognized ratably over the maintenance support period. Provisions for warranty costs are recorded at the time products are shipped.

Our cash equivalents and short-term investments are placed in portfolios managed by two professional money management firms under the investment guidelines we have established. These guidelines address the critical objectives of preservation of principal, avoiding inappropriate concentrations, meeting liquidity requirements and delivering maximum after-tax returns. We classify all highly liquid investments purchased with an original maturity of 90 days or less to be cash equivalents and those with a maturity greater than 91 days but less than one year to be short-term investments. Cash equivalents and short-term investments consist principally of investments in commercial paper, investment quality corporate and municipal bonds, collateralized mortgage obligations, U.S. government agency securities and money market funds.

We account for income taxes under the liability method, which requires, among other things, that deferred income taxes be provided for temporary differences between the tax bases of our assets and liabilities and their financial statement reported amounts. In addition, deferred tax assets are recorded for the future benefit of utilizing net operating losses and research and development credit carryforwards. The preparation of our tax provision and deferred tax assets requires us to make estimates and assumptions including areas such as the calculation of research and development credits, and future taxable income. If these estimates change in the future, we may be required to record additional valuation allowances against deferred tax assets, and our future tax provisions may result in different effective tax rates. A valuation allowance is provided against deferred tax assets unless it is more likely than not that they will be realized.

Our purchased intangible assets, including goodwill, total $2.3 million as of June 30, 2002. We are required to make judgments about the recoverability of these assets whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. In order to make such judgments, we are required to make assumptions about the value of these assets in the future including future prospects for earnings and cash flows of the businesses underlying these investments. Judgments and assumptions about the future are complex, subjective and can be affected by a variety of factors including industry and economic trends, our market position and the competitive environment in which we operate. Although we believe the judgments and assumptions we have made are reasonable and appropriate, different judgments and assumptions could materially impact our reported financial results.

Overview

We are a provider of advanced verification systems and connectivity products for existing and emerging digital communications standards such as USB, USB 2.0, IEEE 1394, Bluetooth wireless technology, InfiniBand, Serial ATA, SCSI and Ethernet. Our products are used by semiconductor, device, system and software companies at each phase of their products’ lifecycles from development through production and market deployment. Our verification systems consist of development and production products that accurately monitor communications traffic and diagnose operational problems to ensure that products comply with standards and operate with other devices as well as to assist system manufacturers in downloading software onto new computers. Our connectivity products enable reliable, uninterrupted service for broadband Internet access. We currently outsource most of the manufacturing of our verification systems and connectivity products so that we may concentrate our resources on the design, development and marketing of our existing and new products.

We report our revenue and gross profit in three business segments: development, production and connectivity products. In the quarter ended June 30, 2002, revenue from our development products was $3.0 million, from production products was $436,000 and from connectivity products was $97,000. Historically, we have generated a majority of our revenue across all segments from products for the USB standard. Revenue from USB products accounted for approximately 67.7% of our revenue in the quarter ended June 30, 2002, of which 49.0% was from USB 2.0 products.

We sell our products to technology, infrastructure and application companies through our direct sales force and indirectly primarily through our distributors and manufacturer’s representatives. Historically, a substantial portion of our revenue has been derived from customers outside of the United States. In the quarter ended June 30, 2002, 57.6% of our revenue was derived from international customers, of which 17.9% was derived from customers based in Japan, 22.3% was derived from customers based in other parts of Asia, and 17.4% was derived from customers based in Europe. International revenue increased as a percentage of total revenue in the quarter ended June 30, 2002 as compared to the quarter ended June 30, 2001, primarily due to increased sales in Asia of approximately 4.9%, coupled with the general economic slowdown in the United States. All of our revenue and accounts receivable are denominated in U.S. dollars. Although seasonality affects many of our target markets, to date our revenues and financial condition as a whole have not been materially impacted by seasonality.

The development of emerging communications standards and technological change have influenced and are likely to continue to influence our quarterly and annual revenue and results of operations. Our product development and marketing strategies are focused on working closely with promoter companies and communications standards groups to gain early access to new communications standards and technologies. We have invested significantly in the research, development and marketing of our products for emerging communications standards, often before

COMPUTER ACCESS TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

these standards have gained widespread industry acceptance and in advance of generating substantial revenue related to these investments. Additionally, the rate and timing of customer orders may vary significantly from month to month. Accordingly, if sales of our products do not occur when we expect and we are unable to predict or adjust our estimates on a timely basis, our expenses may increase as a percentage of revenue.

The overall economic environment continues to create uncertainties for us and our customers. We have experienced continuing weakness in each of our business segments over the last year as a result of slowing growth in the global economy and delays in orders as a result of reduced spending by many of our customers, which has been exacerbated by the economic uncertainty following the September 11, 2001 terrorist attack. Our near term financial results have been and may continue to be affected by our decision in 2001 to invest in our sales, marketing and research and development infrastructure. However, during the second quarter of 2002, we implemented a restructuring plan designed to consolidate operations and reduce costs. The restructuring plan includes the closure of our facilities in San Diego, California and Netanya, Israel and a reduction in staff by a total of 18 positions. We expect that the majority of the remaining restructuring actions such as office closures and office subleasing will be completed by the end of 2002. Obligations related to subleasing may continue until 2004. We incurred restructuring expenses of $443,000 for the quarter ended June 30, 2002.

On May 9, 2002 we entered into an Agreement and Plan of Merger with Verisys and its shareholders pursuant to which we acquired Verisys. The transaction closed on June 4, 2002 and we accounted for the acquisition under the purchase method of accounting. The accompanying consolidated condensed financial statements include the results of operations of Verisys subsequent to June 4, 2002, the date that we designated as the acquisition date for accounting purposes. Verisys has operations in Aptos, California. Verisys was founded in 1992 and develops, manufactures and sells bus analysis tools for the SCSI market. Verisys currently operates as a wholly-owned subsidiary of our company.

Results of Operations

The following table presents selected consolidated financial data for the periods indicated as a percentage of revenue:

	Three Month Period Ended June 30,		Six Month Period Ended June 30,
	2001	2002	2001	2002
Consolidated Statement of Income Data:
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of Revenue	29.3	18.7	25.2	19.3
Amortization of acquired developed technology	—	0.5	—	0.3

Gross profit	70.7	80.8	74.8	80.4

Operating expenses:
Research and development	43.2	56.8	37.8	56.3
Sales and marketing	18.7	34.8	14.0	35.9
General and administrative	18.3	30.1	15.9	31.4
Acquired in-process research and development	—	11.7	—	5.9
Amortization of purchased intangibles	—	0.3	—	0.2
Restructuring expenses	—	12.7	—	6.4
Amortization of deferred stock-based compensation	30.5	(5.8)	26.7	1.5

Total operating expenses	110.7	140.6	94.4	137.6

Loss from operations	(40.0)	(59.8)	(19.6)	(57.2)
Other income, net	12.8	5.7	12.0	5.4

COMPUTER ACCESS TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Month Period Ended June 30,		Six Month Period Ended June 30,
	2001	2002	2001	2002
Loss before provision for (benefit from) income taxes	(27.2)	(54.1)	(7.6)	(51.8)
Provision for (benefit from) income taxes	(0.9)	(30.9)	7.2	(25.6)

Net loss	(26.3)%	(23.2)%	(14.8)%	(26.2)%

Comparisons of Quarters Ended June 30, 2001 and 2002

Revenue.    Our revenue was $3.5 million in the quarter ended June 30, 2002 and $4.1 million in the quarter ended June 30, 2001. This represents a decrease of 15.8% from the quarter ended June 30, 2001 to the quarter ended June 30, 2002. The decrease in revenue was due primarily to decreases in sales of certain development products, production products and connectivity products of $468,000, $388,000 and $556,000, respectively, offset by increases in sales of new and other development products and production products, which represented $414,000 and $342,000, respectively. The decrease in sales of existing development and production products was primarily the result of the slowdown in the Bluetooth and USB markets and the general economic slowdown, primarily in the United States. The decrease in sales of connectivity products was primarily the result of softness in the broadband Internet access market and additional competitive pressure due to improved availability of next generation cable and DSL modems with integrated USB support. In January 2002, we converted our resellers to manufacturer’s representatives. This conversion resulted in an estimated amount of additional revenue for the quarter ended June 30, 2002 of $127,000 as we sold directly to our end customers was partially without discount. However, this estimated additional revenue was partially offset by an increase in sales and marketing expense relating to manufacturer’s representatives’ commissions. Revenue from international customers represented 57.6% of our revenue in the quarter ended June 30, 2002 and 48.6 % of our revenue in the quarter ended June 30, 2001.

Cost of Revenue and Gross Profit.    Our gross profit was $2.8 million in the quarter ended June 30, 2002 and $2.9 million in the quarter ended June 30, 2001. This represents a decrease of 3.7% from the quarter ended June 30, 2001 to the quarter ended June 30, 2002. The dollar decrease in gross profit was primarily the result of a decrease in unit sales of development, production and connectivity products and amortization of acquired developed technology of $17,000, offset by a decrease in the amortization of deferred stock-based compensation of $139,000. Our gross margin percentage was 80.8% in the quarter ended June 30, 2002 and 70.7% in the quarter ended June 30, 2001. The increase in gross margin percentage was primarily resulting from increased development product sales as a percentage of total revenue offset by reduced margins for our production products, resulting from higher costs associated with components and lower volume manufacturing of new products. Our higher margin business segment, development products, increased as a percentage of revenue by 12.1%, our lower margin business segment, production products, increased as a percentage of revenue by 0.9%, and our lowest margin business segment, connectivity products, decreased as a percentage of revenue by 12.9%. In January 2002, we converted our resellers to manufacturer’s representatives. This conversion improved gross margins by 0.7%, as we sell directly to our end customers without discount. Excluding amortization of deferred stock-based compensation, our gross margin would have been 81.7% for the quarter ended June 30, 2002 and 74.8% for the quarter ended June 30, 2001.

Research and Development.    Our research and development expenses were $2.0 million in the quarter ended June 30, 2002 and $1.8 million in the quarter ended June 30, 2001. This represents an increase of 10.5% from the quarter ended June 30, 2001 to the quarter ended June 30, 2002. Research and development expenses represented 56.8% of revenue in the quarter ended June 30, 2002 and 43.2% of revenue in the quarter ended June 30, 2001. The dollar increase was primarily due to increases in personnel and related costs of approximately $92,000 and increases in other research and development costs of approximately $58,000. The percentage of revenue increase for the quarter ended June 30, 2002 was primarily due to the impact of the decrease in revenue from the quarter ended June 30, 2001 and the increase in costs noted in this paragraph.

Sales and Marketing.    Our sales and marketing expenses were $1.2 million in the quarter ended June 30, 2002 and $774,000 in the quarter ended June 30, 2001. This represents an increase of 57.0% from the quarter ended June 30, 2001 to the quarter ended June 30, 2002. Sales and marketing expenses represented 34.8% of revenue in the quarter ended June 30, 2002 and 18.7% of revenue in the quarter ended June 30, 2001. The dollar increase was primarily due to increases in personnel and related costs of approximately $191,000, commissions earned by our manufacturer’s representatives of $173,000 and marketing programs of $33,000. The percentage of revenue increase for the quarter ended June 30, 2002 was primarily due to the impact of the decrease in revenue from the quarter ended June 30, 2001 and the increase in costs noted in this paragraph.

General and Administrative.    Our general and administrative expenses were $1.1 million in the quarter ended June 30, 2002 and $757,000 in the quarter ended June 30, 2001. This represents an increase of 38.8% from the quarter ended June 30, 2001 to the quarter ended June 30, 2002. General and administrative expenses represented 30.1% of revenue in the quarter ended June 30, 2002 and 18.3% of revenue in the quarter ended June 30, 2001. The dollar increase was primarily due to the addition of management and administrative personnel and related costs of $85,000, and an increase in professional services of $161,000, primarily legal fees associated with ongoing litigation. The percentage of revenue increase for the quarter ended June 30, 2002 was primarily due to the impact of the decrease in revenue from the quarter ended June 30, 2001 and the increase in costs noted above.

Acquired In-Process Research and Development.    Our acquired in-process research and development expenses, resulting from our purchase of Verisys, were $410,000 in the quarter ended June 30, 2002. There were no comparable charges in the quarter ended June 30, 2001. Acquired in-process research and development expenses represented 11.7% of revenue in the quarter ended June 30, 2002.

Amortization of Purchased Intangibles.    Our amortization of purchased intangibles, resulting from our purchase of Verisys, were $12,000 in the quarter ended June 30, 2002. There were no comparable charges in the quarter ended June 30, 2001. Amortization of purchased intangibles represented 0.3% of revenue in the quarter ended June 30, 2002.

Restructuring Expenses.    Our restructuring expenses were $443,000 in the quarter ended June 30, 2002. There were no comparable charges in the quarter ended June 30, 2001. Restructuring expenses represented 12.7% of revenue in the quarter ended June 30, 2002. Restructuring expenses consist of severance payments in connection with headcount reductions, other expenses relating to office closures, write-down of fixed assets, and other one-time charges relating to our restructuring plan implemented in the quarter ended June 30, 2002.

Amortization of Deferred Stock-based Compensation.    Amortization of deferred stock-based compensation represents the difference between the exercise price and the deemed fair value at the date of grant, in connection with certain stock option grants in 2000, 1999 and 1998, which is being recognized over the vesting period of the related options. Amortization of deferred stock-based compensation was $(171,000) in the quarter ended June 30, 2002, of which $31,000 was included in cost of revenue. This amount reflects the impact of option cancellations of approximately $520,000 due to employee terminations. Amortization of deferred stock-based compensation was $1.4 million in the quarter ended June 30, 2001, of which $170,000 was included in cost of revenue. Amortization of deferred stock-based compensation on grants prior to December 31, 2000 is estimated to be approximately $523,000 for the remainder of the year ending December 31, 2002 and $518,000 and $64,000 in the years ending December 31, 2003 and 2004, respectively, and may change due to the granting of additional options or the cancellation of existing grants in future periods.

Other Income.    Other income was $197,000 in the quarter ended June 30, 2002 and $532,000 in the quarter ended June 30, 2001. This represents a decrease of 63.0% from the quarter ended June 30, 2001 to the quarter ended June 30, 2002. This decrease resulted from declining interest income earned on the investment of the additional excess cash balances and the proceeds from our initial public offering in November 2000.

Benefit for Income Taxes.    Benefit for income taxes was $1.1 million in the quarter ended June 30, 2002 and $37,000 in the quarter ended June 30, 2001. This represents an increase of 2,821.6% from the quarter ended June 30, 2001 to the quarter ended June 30, 2002. Our effective tax rate increased from 3.3% in the quarter ended June 30, 2001 to 57.2% in the quarter ended June 30, 2002. This increase was due primarily to a decrease in the amortization of deferred stock-based compensation. Our effective tax rate after excluding the effect of amortization of deferred stock-based compensation was 52.5% in the quarter ended June 30, 2002 and (11.9)% in the quarter ended June 30, 2001.

Net loss.    Our net loss was $809,000 in the quarter ended June 30, 2002 and $1.1 million in the quarter ended June 30, 2001. This represents a decrease of 25.6% from the quarter ended June 30, 2001 to the quarter ended June 30, 2002. Our net loss represented (23.2)% of revenue in the quarter ended June 30, 2002 and (26.3)% of revenue in the quarter ended June 30, 2001. The dollar and percentage of revenue decreases in net loss were primarily the result of reduced revenue, increased operating costs and reduced interest income offset by the benefit for income taxes. Net loss before the effect of the amortization of deferred stock-based compensation was $980,000 in the quarter ended June 30, 2002, and our net income before the effect of the amortization of deferred stock-based compensation was $349,000 in the quarter ended June 30, 2001.

The following table sets forth net income (loss) and net income (loss) per share, excluding the amortization of deferred stock-based compensation (in thousands, except per share amounts).

	Three Month Period Ended June 30,
	2001	2002
Net income (loss), excluding amortization of deferred compensation	$ 349	$ (980)
Net income (loss) per share, excluding amortization of deferred compensation:
Basic	$0.02	$(0.05)
Diluted	$0.02	$(0.05)
Weighted average shares outstanding:
Basic	18,712	19,083
Diluted	19,434	19,083

Comparison of Six Months Ended June 30, 2001 and 2002

Revenue.    Our revenue was $6.9 million in the six months ended June 30, 2002 and $9.8 million in the six months ended June 30, 2001. This represents a decrease of 29.6% from the six months ended June 30, 2001 to the six months ended June 30, 2002. The decrease in revenue was due primarily to decreases in sales of certain development products, production products and connectivity products of $2.1 million, $630,000 and $1.3 million, respectively, offset by increases in sales of new and other development products and production products, which represented $582,000 and $542,000, respectively. The decrease in sales of existing development and production products was primarily the result of the slowdown in the Bluetooth and USB markets and the general economic slowdown, primarily in the United States, and the decrease in sales of connectivity products was primarily the result of softness in the broadband Internet access market and additional competitive pressure due to improved availability of next generation cable and DSL modems with integrated USB support. In January 2002, we converted our resellers to manufacturer’s representatives. This conversion resulted in an estimated amount of additional revenue for the six months ended June 30, 2002 of $250,000 as we sold directly to our end customers without discount. However, this estimated additional revenue was partially offset by an increase in sales and marketing expense relating to manufacturer’s representatives’ commissions. Revenue from international customers represented 58.3% of our revenue in the six months ended June 30, 2002 and 54.7% for the six months ended June 30, 2001.

Cost of Revenue and Gross Profit.    Our gross profit was $5.6 million in the six months ended June 30, 2002 and $7.3 million in the six months ended June 30, 2001. This represents a decrease of 24.3% from the six months ended June 30, 2001 to the six months ended June 30, 2002. The dollar decrease in gross profit was primarily the result of a decrease in unit sales of development, production and connectivity products and amortization of acquired developed technology of $17,000, offset by a decrease in amortization of deferred stock-based compensation of $266,000. Our gross margin percentage was 80.4% in the six months ended June 30, 2002 and 74.8% in the six months ended June 30, 2001. The increase in gross margin percentage was primarily resulting from increased development product sales as a percentage of revenue offset by reduced margins for our production products resulting from higher costs associated with components and lower volume manufacturing of new products. Our higher margin business segment, development products, increased as a percentage of revenue by 9.7%, our lower margin business segment, production products, increased as a percentage of revenue by 3.0% and our lowest margin business segment, connectivity products, decreased as a percentage of revenue by 12.6%. In January 2002, we converted our resellers to manufacturer’s representatives. This change improved gross margins by 0.7%, as we sell directly to our end customers without discount. Excluding amortization of deferred stock-based compensation, our gross margin would have been 78.3% for the six months ended June 30, 2002 and 81.6% for the six months ended June 30, 2001.

Research and Development.    Our research and development expenses were $3.9 million in the six months ended June 30, 2002 and $3.7 million in the six months ended June 30, 2001. This represents an increase of 5.0% from the six months ended June 30, 2001 to the six months ended June 30, 2002. Research and development expenses represented 56.3% of revenue in the six months ended June 30, 2002 and 37.8% of revenue in the six months ended June 30, 2001. The dollar increase was primarily due to increases in direct personnel and related costs of approximately $62,000 and increases in other research and development costs of approximately $91,000 for the six months ended June 30, 2002. The percentage of revenue increase for the six months ended June 30, 2002 was primarily due to the impact of the decrease in revenue from the six months ended June 30, 2001 and the increase in costs noted in this paragraph.

Sales and Marketing.    Our sales and marketing expenses were $2.5 million in the six months ended June 30, 2002 and $1.4 million in the six months ended June 30, 2001. This represents an increase of 80.1% from the six months ended June 30, 2001 to the six months ended June 30, 2002. Sales and marketing expenses represented 35.9% of revenue in the six months ended June 30, 2002 and 14.0% of revenue in the six months ended June 30, 2001. The dollar increase was primarily due to increases in personnel and related costs of approximately $472,000, commissions earned by our manufacturer’s representatives of $337,000 and marketing programs of $105,000. The percentage of revenue increase for the six months ended June 30, 2002 was primarily due to the impact of the decrease in revenue from the six months ended June 30, 2001 and the increase in costs noted in this paragraph.

General and Administrative.    Our general and administrative expenses were $2.2 million in the six months ended June 30, 2002 and $1.6 million in the six months ended June 30, 2001. This represents an increase of 38.9% from the six months ended June 30, 2001 to the six months ended June 30, 2002. General and administrative expenses represented 31.4% of revenue in the six months ended June 30, 2002 and 15.9% of revenue in the six months ended June 30, 2001. The dollar increase was primarily due to an increase in professional services of $377,000, primarily legal fees associated with ongoing litigation, and the addition of management and administrative personnel and related costs of $160,000. The percentage of revenue increase for the six months ended June 30, 2002 was due to a dollar increase in expenses and a decrease in revenue for the period.

Acquired In-Process Research and Development.    Our acquired in-process research and development expenses, resulting from our purchase of Verisys, were $410,000 in the six months ended June 30, 2002, There were no comparable charges in the six months ended June 30, 2001. Acquired in-process research and development expenses represented 5.9% of revenue in the six months ended June 30, 2002.

Amortization of Purchased Intangibles.    Our amortization of purchased intangibles, resulting from our purchase of Verisys, were $12,000 in the six months ended June 30, 2002. There were no comparable charges in the six months ended June 30, 2001. Amortization of purchased intangibles represented 0.2% of revenue in the six months ended June 30, 2002.

Restructuring Expenses.    Restructuring expenses were $443,000 in the six months ended June 30, 2002. There were no comparable charges in the six months ended June 30, 2001. Restructuring expenses represented 6.4% of revenue in the six months ended June 30, 2002. Restructuring expenses consist of severance payments in connection with our headcount reduction, other expenses relating to office closures, write-down of fixed assets, and other one-time charges relating to our restructuring plan implemented in the quarter ended June 30, 2002.

Amortization of Deferred Stock-based Compensation.    Amortization of deferred stock-based compensation represents the difference between the exercise price and the deemed fair value at the date of grant, in connection with certain stock option grants in 2000, 1999 and 1998, which is being recognized over the vesting period of the related options. Amortization of deferred stock-based compensation was $186,000 in the six months ended June 30, 2002, of which $80,000 was included in cost of revenue. This amount reflects the impact of option cancellations of approximately $761,000 due to employee terminations. Amortization of deferred stock-based compensation was $3.0 million in the six months ended June 30, 2001, of which $346,000 was included in cost of revenue. Amortization of deferred stock-based compensation on grants prior to December 31, 2000 is estimated to be approximately $523,000 for the remainder of the year ending December 31, 2002 and $518,000 and $64,000 in the years ending December 31, 2003 and 2004, respectively, and may change due to the granting of additional options or the cancellation of existing grants in future periods.

Other Income.    Other income was $370,000 in the six months ended June 30, 2002 and $1.2 million in the six months ended June 30, 2001. This represents a decrease of 68.5% from the six months ended June 30, 2001 to the six months ended June 30, 2002. This decrease resulted from declining interest income earned on the investment of the additional excess cash balances and the proceeds from our initial public offering in November 2000.

Provision (benefit) for Income Taxes.    Benefit for income taxes was $1.8 million in the six months ended June 30, 2002 and provision for income taxes was $707,000 in the six months ended June 30, 2001. This represents a decrease of 350.5% from the six months ended June 30, 2001 to the six months ended June 30, 2002. Our effective tax rate decreased from (94.3)% in the six months ended June 30, 2001 to 49.4% in the six months ended June 30, 2002, due primarily to a decrease in the amortization of deferred stock-based compensation. Our effective tax rate after excluding the effect of amortization of deferred stock-based compensation was 52.1% in the six months ended June 30, 2002, and 31.9% in the six months ended June 30, 2001.

Net loss.    Our net loss was $1.8 million in the six months ended June 30, 2002 and $1.5 million in the six months ended June 30, 2001. This represents an increase of 24.6% from the six months ended June 30, 2001 to the six months ended June 30, 2002. Our net loss represented (26.2)% of revenue in the six months ended June 30, 2002 and (14.8)% of revenue in the six months ended June 30, 2001. The dollar and percentage of revenue increases in net loss were primarily the result of reduced revenue, increased operating costs and reduced interest income, offset by the benefit for income taxes. Net loss before the effect of the amortization of deferred stock-based compensation was $1.6 million in the six months ended June 30, 2002, and our net income before the effect of the amortization of deferred stock-based compensation was $1.5 million in the six months ended June 30, 2001.

The following table sets forth net income (loss) and net income (loss) per share, both after excluding the amortization of deferred stock-based compensation (in thousands, except per share amounts).

	Six Month Period Ended June 30,
	2001	2002
Net income (loss), excluding amortization of deferred compensation	$1,507	$(1,630)
Net income (loss) per share, excluding amortization of deferred compensation
Basic	$0.08	$(0.09)
Diluted	$0.08	$(0.09)
Weighted average shares outstanding
Basic	18,657	18,998
Diluted	19,755	18,998

Liquidity and Capital Resources

Our operating cash flow requirements have generally increased reflecting the expanding scope and level of our activities. Since our inception, we have financed our operations primarily through cash flows from operating activities. In November 2000, we received net proceeds of $38.3 million from the initial public offering of our common stock.

In the six months ended June 30, 2002, cash used in operating activities of $1.3 million was primarily a result of net loss of $1.8 million and a decrease in related assets and liabilities for working capital purposes of $566,000, offset by acquired in-process research and development of $410,000, depreciation expenses of $304,000, amortization of deferred stock-based compensation of $186,000, write-down of property and equipment in connection with restructuring of $134,000, and amortization of other purchased intangibles of $29,000. Cash used in investing activities was $9.4 million, related to the purchase of short-term investments of $10.9 million, acquisition of subsidiary of $931,000, capital expenditures of $340,000, purchase of other long-term assets of $188,000, offset by the proceeds from the sale of short-term investments of $3.0 million. Cash provided by financing activities was $315,000, consisting of the proceeds from the exercise of stock options of $199,000 and to the sale of stock pursuant to our employee stock purchase plan of $116,000.

In the six months ended June 30, 2001, cash provided by operating activities of $180,000 was primarily a result of net loss of $1.5 million, offset by amortization of deferred stock-based compensation of $3.0 million, depreciation expenses of $195,000 and a decrease in related assets and liabilities for working capital purposes of $1.5 million. Cash used in investing activities was $251,000, related to the capital expenditures of $536,000, offset by proceeds from the sale of short-term investments of $285,000. Cash provided by financing activities of $106,000 consisting of the proceeds from the exercise of stock options.

As of June 30, 2002, we had cash, cash equivalents and short-term investments of $45.1 million, working capital of $48.5 million and no debt.

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

Terrorist attacks in New York and Washington, D.C. in September 2001 disrupted commerce throughout the world. The continued threat of terrorism and the resulting military, economic and political response and heightened security measures may cause significant disruption to commerce throughout the world. To the extent that this disruption results in a general decrease in our customers’ spending, our business and results of operations could be materially and adversely affected. We are unable to predict whether the threat of terrorism or the responses thereto will result in any long-term commercial disruptions or if such activities or responses will have a long-term adverse effect on our business, results of operations or financial condition. These and other developments arising out of the attacks may make the occurrence of one or more of the factors discussed under “Risk Factors” in this report more likely to occur.

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

We currently derive a substantial majority of our revenue from sales of our USB products. Revenue from sales of our USB products accounted for approximately 67.7% of our revenue in the quarter ended June 30, 2002. We expect that revenue from these products will continue to account for a substantial portion of our revenue for the foreseeable future. If the market does not continue to accept our USB products, our revenue will decline significantly. Factors that may affect the market acceptance of our current USB products include the continued growth of the markets for USB compliant devices as well as the performance and pricing of our USB products and the availability, functionality and price of competing products. Companies must also modify their products to support new versions of USB as they are developed, such as USB 2.0. Many of these factors are beyond our control. In addition, in order to maintain widespread market acceptance, we must continue to differentiate ourselves from the competition through our technical expertise, product offerings and brand name recognition. Failure of our USB products to maintain market acceptance would adversely impact our revenue.

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

Our future growth depends upon our ability to sell advanced verification systems for emerging communications standards such as Bluetooth wireless technology, InfiniBand and Series ATA. However, our products may not gain widespread acceptance by customers. The success of our products depends upon volume production of computer, communications and consumer electronic products that use a particular standard and the acceptance of these products by consumers. The markets for emerging standards products have only recently begun to develop and are rapidly evolving. As a result, it is difficult to predict their potential size or future growth rate. There is significant uncertainty as to whether these markets ultimately will develop at all or, if they do develop, whether they will develop rapidly. If the markets for a particular emerging communications standard fail to develop or develop more slowly than expected, or if our products do not achieve widespread market acceptance by customers in these markets, our business would be significantly harmed.

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

The average selling prices of our products may decrease in the future in response to product introductions or enhancements by us or our competitors, or as a result of other factors, including discounts given on volume purchase orders or pricing pressures. For example, we recently reduced the prices of certain of our development products in response to competitive pricing pressure. We anticipate that we will need to continue to develop and introduce on a timely basis new products that incorporate features that can be sold at higher average selling prices. Failure to do so would likely cause our revenue and gross margins to decline.

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

We may also face competition from other equipment manufacturers, such as Agilent, National Instruments and Rhode & Schwartz. Many of these companies have substantially greater financial, technical, marketing and distribution resources and brand name recognition. We expect that more companies, including some of our customers, will enter our markets. If these companies develop products that compete with our products or form alliances with or acquire companies offering competing products, even if those products do not have capabilities comparable to our products, they would be significant competitors and their activities could cause us to reduce our prices. Increased competition could result in significant price erosion, reduced revenue, lower margins and loss of market share, any of which would significantly harm our business.

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

We obtain some parts, components and packaging used in our products from sole sources of supply. For example, we obtain field programmable gate array integrated circuits from Altera and Xilinx, ASICs from LSI Logic through Wyle Electronics, certain Bluetooth components from Ericsson, semiconductor devices from Agilent, and micro-controllers from Intel, SMSC and Cypress Semiconductor. If suppliers are unable to meet our demand for sole source components at reasonable costs and if we are unable to obtain an alternative source or the price for an alternative source is prohibitive, our ability to maintain timely and cost-effective production of our products would be harmed. In addition, because we rely on purchase orders rather than long-term contracts with our suppliers, including our sole source suppliers, we cannot predict with certainty our ability to obtain components in the longer term. If we are unable to obtain components or receive a smaller allocation of components than is necessary to manufacture products in quantities sufficient to meet demand, customers could choose to purchase competing products.

If our distributors and manufacturer’s representatives do not actively sell our products, our product sales may decline.

We sell a substantial portion of our products through distributors and manufacturer’s representatives, including Toyo, our primary distributor in Japan, which accounted for approximately 17.4% of our revenue in the quarter ended June 30, 2002. Our distributors and manufacturer’s representatives generally offer products from multiple manufacturers. Accordingly, there is a risk that these distributors and manufacturer’s representatives may give higher priority to selling products from other suppliers and reduce their efforts to sell our products. Our distributors and manufacturer’s representatives may not market our products effectively or continue to devote the resources necessary to provide us with effective sales, marketing and technical support. Our distributors may on occasion build inventories in anticipation of substantial growth in sales and, if growth does not occur as rapidly as anticipated, may decrease the quantity of products ordered from us in subsequent quarters. A slowdown in orders from our distributors could reduce our revenue in any given quarter and give rise to fluctuations in our operating results.

In addition, our sales to Toyo and our other distributors are made on the basis of purchase orders rather than a long-term commitment. The loss of any one of our major distributors, or the delay of significant orders from these distributors, could result in decreased revenue.

If we are unable to retain and motivate our sales, marketing, engineering, operations and finance personnel, our growth will be impaired.

To grow our business successfully and maintain a high level of quality, we will need to retain and motivate highly skilled sales, marketing, engineering, operations and finance personnel. If we are not able to retain a sufficient number of qualified employees, our growth will be impaired. We may have even greater difficulty retaining employees if employees perceive the equity component of our compensation package to be less valuable as a result of market fluctuations in the price of our common stock.

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

Our ability to offer products and implement our business plan successfully in a rapidly evolving market requires an effective planning and management process. For example, we have recently migrated our operations to a new enterprise resource planning system that affects almost every facet of our business operations. Typically, these conversions negatively affect a company’s near-term ability to conduct business due to problems such as historical data conversion errors, personnel training time associated with the new system, delays in implementation or unforeseen technical problems in connection with conversion. If problems arise in connection with this transition, we could experience delays in or lack of shipping, an inability to support our existing customer base, delays in paying vendors, delays in collecting from customers, an inability to place or receive product orders or other operational problems. If this were to occur, our profitability or financial position could be negatively impacted and our operating results could suffer.

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

We expect to continue to review opportunities to buy other businesses or technologies that would complement our current products, expand the breadth of our markets or enhance our technical capabilities or that might otherwise offer growth opportunities. If we make any future acquisitions, we could issue stock that would dilute the percentage ownership of our existing stockholders, incur substantial debt or assume contingent liabilities. For example, we issued 360,000 shares of our company common stock in connection with our acquisition of Verisys in June 2002. In addition, the Verisys acquisition and other potential acquisitions involve numerous risks, including:

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

Because we sell our products worldwide, our business is subject to risks associated with doing business internationally. We recognized 57.6% of our revenue from sales to international customers in the quarter ended June 30, 2002. We anticipate that revenue from international operations will continue to represent a substantial portion of our revenue. In addition, several of our manufacturers’ facilities and suppliers are located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including:

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

To date, we protect our proprietary processes, software, know-how and other intellectual property and related rights through copyrights, trademarks and maintenance of trade secrets, including entering into confidentiality agreements. Our success and ability to compete depend in part on our proprietary technology. We currently do not have any patents. Although we have six patents pending, patents may not issue as a result of these or other patent applications. Any patents that ultimately issue may be successfully challenged by others or invalidated, or may not provide us with a significant competitive advantage. Third parties may breach confidentiality agreements or other protective contracts into which we have entered, and we may not be able to enforce our rights in the event of these breaches. We may be required to spend significant resources to monitor and police our intellectual property rights, including pursuing remedies in court. We may become involved in legal proceedings against other parties, which may also cause other parties to assert claims against us. We report material pending legal proceedings, if any, under the separate caption “Part II, Item 1. Legal Proceedings” elsewhere in this report. However, in the future, we may not be able to detect infringement and may lose competitive position in our markets before we do so. In addition, competitors may design around our technologies or develop competing technologies. The laws of other countries in which we market our products might offer little or no effective protection of our proprietary technology. Reverse engineering, unauthorized copying or other misappropriation of our proprietary technology could enable third parties to benefit from our technology without paying us for it, which could significantly harm our business.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with an interest rate fixed at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. As of June 30, 2002, cash equivalents and short-term investments consist principally of investments in commercial paper, investment quality corporate and municipal bonds, collateralized mortgage obligations, U.S. government agency securities and money market funds.

Part II—OTHER INFORMATION

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

On July 24, 2002, Catalyst filed a motion for leave to file a motion for reconsideration of its motion for partial summary judgment, and CATC opposed this motion on July 26, 2002. The court has not yet ruled on the motion.

Expert reports were exchanged on July 1, 2002, and rebuttal expert reports were exchanged on July 29, 2002. Fact discovery closed on July 29, 2002. The parties continue to confer regarding various fact discovery disputes; CATC’s appeal from a magistrate’s order to produce certain source code is pending with the district court; and August 12, 2002, is the last day for filing motions pertaining to fact discovery. Expert discovery is set to close on September 30, 2002, and the pretrial conference is set for September 30, 2002. The case is set for trial on October 23, 2002.

We cannot predict the outcome of this matter at this time.

Item 4.    Submission of Matters to a Vote of Security Holders

Our 2002 annual meeting of stockholders was held on May 20, 2002. At the meeting, our stockholders approved the following proposals presented to them pursuant to the vote totals indicated next to each item:

	Vote (No. of Shares)
Proposal	For	Against/Withheld	Abstain	Broker Non-Votes
Election of Jean-Louis Gassée as Class II Director	13,332,102	463,914	—	—
Election of Roger W. Johnson as Class II Director	13,375,341	420,675	—	—
Approval of an amendment to the Company’s 2000 Stock Incentive Plan	9,863,664	1,814,335	49,145	2,068,872
Ratification of PricewaterhouseCoopers LLP as independent public accountants for fiscal year ended December 31, 2002	13,792,646	3,370	—	—

Item 5.    Other Information

On May 7, 2002, we announced the hiring of Tim Carey as our new vice president, marketing, and of Kevin Fitzgerald as our new vice president, sales and customer service.

Item 6.    Exhibits and Reports on Form 8-K

a.  Exhibits.

Exhibit No.	Document Name

3.1*	Amended and Restated Certificate of Incorporation of the Company.

3.2*	Bylaws of the Company.

4.1*	Specimen Certificate of the Company’s common stock.

10.20	Employment agreement dated February 25, 2002, by and between Thomas Carey and the Registrant.

10.21	Employment agreement dated April 15, 2002, by and between Kevin Fitzgerald and the Registrant.

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Okley Act of 2002

*
Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (Registration No. 333-43866) as filed with the SEC on August 16, 2000, as subsequently amended, and incorporated in this quarterly report by reference.

b.  Reports on Form 8-K

On May 14, 2002, the Company filed a Form 8-K to announce that it had entered into a definitive agreement to purchase Verisys on May 9, 2002. On June 4, 2002, the Company filed a Form 8-K to announce the completion of the purchase of Verisys on June 4, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2002
Computer Access Technology Corporation

By:	/s/ Dennis W. Evans
Dennis W. Evans Executive Vice President, Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)