Form 10-Q
period 2002-09-30
COMPUTER ACCESS TECHNOLOGY CORP
filed 2002-11-13
CIK 1120155

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the
quarterly period ended September 30, 2002

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 000-31863

COMPUTER ACCESS TECHNOLOGY CORPORATION
(exact name of registrant as specified in its charter)

Delaware	77-0302527
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2403 Walsh Avenue Santa Clara, California	95051
(Address of principal executive offices)	(Zip Code)

(408) 727-6600
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

As of November 1, 2002, there were 19,424,325 shares of the registrant’s Common Stock outstanding.

Part I—FINANCIAL INFORMATION

Item 1.    Financial Statements

COMPUTER ACCESS TECHNOLOGY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	December 31, 2001	September 30, 2002
ASSETS
Current assets:
Cash and cash equivalents	$42,941	$28,159
Short-term investments	4,620	16,652
Trade accounts receivable, net	1,370	1,328
Related party receivable	747	670
Inventories	805	1,210
Deferred tax assets	512	1,497
Other current assets	1,435	1,781

Total current assets	52,430	51,297
Property and equipment, net	1,357	1,148
Purchased intangibles, including goodwill	—	340
Other assets	101	87

	$53,888	$52,872

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$602	$835
Accrued expenses	1,046	1,514
Accrued restructuring	—	143
Deferred revenue	220	766

Total current liabilities	1,868	3,258
Deferred rent	4	—

Total liabilities	1,872	3,258

Stockholders’ equity:
Common stock	19	19
Additional paid-in capital	53,093	53,284
Deferred stock-based compensation	(2,492)	(492)
Retained earnings (accumulated deficit)	1,396	(3,197)

Total stockholders’ equity	52,016	49,614

	$53,888	$52,872

See accompanying notes.

COMPUTER ACCESS TECHNOLOGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in thousands, except per share amounts)

	Three Month Period Ended September 30,		Nine Month Period Ended September 30,
	2001	2002	2001	2002
Revenue	$3,554	$4,016	$13,376	$10,931
Cost of revenue (inclusive of amortization of deferred stock-based compensation (recovery) of $(19) and $32 in the three month period ended September 30, 2001 and 2002, respectively, and of $327 and $112 in the nine month period ended September 30, 2001 and 2002, respectively)	740	979	3,218	2,315
Amortization of acquired developed technology	—	160	—	177

Gross profit	2,814	2,877	10,158	8,439

Operating expenses:
Research and development (exclusive of amortization of deferred stock-based compensation (recovery) of $478 and $(38) in the three month period ended September 30, 2001 and 2002, respectively, and of $1,954 and $32 in the nine month period ended September 30, 2001 and 2002, respectively)	1,831	2,043	5,540	5,938
Sales and marketing (exclusive of amortization of deferred stock-based compensation (recovery) of $(196) and $24 in the three month period ended September 30, 2001 and 2002, respectively, and of $164 and $(131) in the nine month period ended September 30, 2001 and 2002, respectively)	798	1,098	2,175	3,578
General and administrative (exclusive of amortization of deferred stock-based compensation of $184 and $293 in the three month period ended September 30, 2001 and 2002, respectively, and of $966 and $484 in the nine month period ended September 30, 2001 and 2002, respectively)	733	1,426	2,297	3,599
Goodwill impairment	—	1,427	—	1,427
Acquired in-process research and development	—	—	—	410
Amortization of purchased intangibles	—	228	—	240
Restructuring expenses	—	—	—	443
Amortization of deferred stock-based compensation	466	279	3,084	385

Total operating expenses	3,828	6,501	13,096	16,020

Loss from operations	(1,014)	(3,624)	(2,938)	(7,581)
Other income, net	419	157	1,593	527

Loss before provision for (benefit from) income taxes	(595)	(3,467)	(1,345)	(7,054)
Provision for (benefit from) income taxes	(681)	(690)	26	(2,461)

Net income (loss)	$86	$(2,777)	$(1,371)	$(4,593)

Net income (loss) per share:
Basic	$0.00	$(0.14)	$(0.07)	$(0.24)

Diluted	$0.00	$(0.14)	$(0.07)	$(0.24)

Weighted average shares outstanding:
Basic	18,783	19,401	18,702	19,131

Diluted	19,176	19,401	18,702	19,131

See accompanying notes.

COMPUTER ACCESS TECHNOLOGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Month Period Ended September 30,
	2001	2002
Cash flows from operating activities:
Net loss	$(1,371)	$(4,593)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	322	489
Provision for doubtful accounts	1	(10)
Write-down of property and equipment in connection with restructuring	—	134
Fair value of stock options in exchange for services	25	—
Amortization of acquired developed technology	—	177
Goodwill impairment	—	1,427
Acquired in-process research and development	—	410
Amortization of purchased intangibles	—	240
Amortization of deferred stock-based compensation	3,411	497
Changes in assets and liabilities:
Trade accounts receivable	1,293	284
Inventories	(124)	(74)
Deferred tax assets	12	(867)
Other assets	(1,095)	(314)
Accounts payable	(119)	94
Accrued expenses	(1,914)	(426)
Accrued restructuring	—	143
Deferred revenue	—	546
Deferred rent	(9)	(4)

Net cash provided by (used in) operating activities	432	(1,847)

Cash flows from investing activities:
Acquisition of property and equipment	(771)	(346)
Purchase of short-term investments	—	(17,108)
Sale of short-term investments	285	5,076
Acquisition of subsidiary, net of cash assumed	—	(980)

Net cash used in investing activities	(486)	(13,358)

Cash flows from financing activities:
Proceeds from exercise of stock options	166	213
Proceeds from employee stock purchase plan	137	210

Net cash provided by financing activities	303	423

Net increase (decrease) in cash and cash equivalents	249	(14,782)
Cash and cash equivalents at beginning of period	47,411	42,941

Cash and cash equivalents at end of period	$47,660	$28,159

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

We have expertise in the USB, IEEE 1394, Bluetooth, InfiniBand, Serial ATA, SCSI and Ethernet standards and are actively engaged with our customers throughout their development and production processes. Utilizing our easy to use, color-coded software, the CATC Trace™, our development products generate, capture, filter and analyze communications traffic, allowing our customers to quickly discover and correct persistent and intermittent errors and flaws in their product design. Our production products are used in manufacturing to ensure that products comply with standards and operate with other devices as well as to assist system manufacturers in downloading software onto new computers. Our connectivity products are devices that translate communications traffic between USB and Ethernet and enable reliable, uninterrupted service for broadband Internet access. These connectivity products also allow for simple installation and incorporate an application specific integrated circuit, or ASIC, and our proprietary embedded software and software drivers.

Interim Financial Information and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of September 30, 2002, and for the three and nine month periods ended September 30, 2002 and 2001, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and include the accounts of Computer Access Technology Corporation and its wholly owned subsidiaries (collectively, “Computer Access Technology Corporation” or the “Company”). Intercompany accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position at September 30, 2002, the consolidated operating results for the three and nine month periods ended September 30, 2002 and 2001, and consolidated cash flows for the nine month periods ended September 30, 2002 and 2001. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes for the year ended December 31, 2001.

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

COMPUTER ACCESS TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Concentrations of credit risk

Revenue and accounts receivable of customers comprising more than 10% of revenue or receivables are summarized as follows:

	Nine Month Period Ended September 30,
	2001	2002
Revenue:
Company A	28%	19%
Company C	2%	11%

	December 31, 2001	September 30, 2002
Accounts receivable:
Company A	32%	23%
Company B	13%	—%

NOTE 2—COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is defined as changes in equity of a company from transactions, other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners. There is no difference between net income (loss) and comprehensive income (loss) for the Company in any of the periods presented.

NOTE 3—STOCK-BASED COMPENSATION

In connection with certain stock option grants in 2000, 1999 and 1998, the Company recorded deferred stock-based compensation totaling $14,393,000 which represents the difference between the exercise price and the deemed fair value at the date of grant, which is being recognized over the vesting period of the related options. Amortization of deferred stock-based compensation was $311,000 and $497,000 in the quarter ended September 30, 2002 and the nine month period ended September 30, 2002, respectively, of which $32,000 and $112,000 was included in cost of revenue in the quarter ended September 30, 2002 and the nine month period ended September 30, 2002, respectively. Amortization of deferred stock-based compensation was $447,000 and $3.4 million in the quarter ended September 30, 2001 and the nine month period ended September 30, 2001, respectively, of which $(19,000) resulting from cancellations and $327,000 was included in cost of revenue in the quarter ended September 30, 2001 and the nine month period ended September 30, 2001, respectively. Amortization of deferred stock-based compensation on grants prior to December 31, 2000 is estimated to be approximately $140,000 for the remainder of the year ending December 31, 2002 and $312,000 and $40,000 in the years ending December 31, 2003 and 2004, respectively, and may change due to the granting of additional options or the cancellation of existing grants in future periods.

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

COMPUTER ACCESS TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

share excludes potential common stock if its effect is antidilutive. Potential common stock consists of incremental common shares issuable upon the exercise of stock options.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands except per share data):

	Three Month Period Ended September 30,		Nine Month Period Ended September 30,
	2001	2002	2001	2002
Numerator:
Net income (loss)	$86	$(2,777)	$(1,371)	$(4,593)

Denominator:
Weighted average shares outstanding	18,783	19,401	18,702	19,131

Denominator for basic calculation	18,783	19,401	18,702	19,131
Dilutive effect of stock options	393	—	—	—

Denominator for diluted calculation	19,176	19,401	18,702	19,131

Net income (loss) per share:
Basic	$0.00	$(0.14)	$(0.07)	$(0.24)

Diluted	$0.00	$(0.14)	$(0.07)	$(0.24)

Total common stock equivalents, related to options outstanding, excluded from the computation of earnings per share as their effect is antidilutive	575	4,470	1,055	4,035

NOTE 5—INVENTORIES

Inventories consist of the following (in thousands):

	December 31, 2001	September 30, 2002
Raw materials	$451	$540
Work in progress	141	140
Finished goods	213	530

	$805	$1,210

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

COMPUTER ACCESS TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 7—RESTRUCTURING

During the quarter ended June 30, 2002, the Company implemented a restructuring plan designed to consolidate operations and reduce costs. The restructuring plan included the closure of our facilities in San Diego, California and Netanya, Israel and a reduction in staff by a total of 18 positions, primarily from the research and development group. The Company expects that the majority of the remaining restructuring actions such as office closures and office subleasing will be completed by the end of 2002. Obligations related to subleasing may continue until 2004 as estimated and accrued for as of September 30, 2002. The Company had restructuring expenses of $443,000 for the quarter ended June 30, 2002.

The following table summarizes the components of the accrued restructuring, by geographic region (in thousands):

	Employee Severance	Office Closure	Asset Disposal Loses	Other Costs	Total
North America	$95	$86	$44	$19	$244
Europe	—	67	90	42	199

Restructuring expenses, three months ended June 30, 2002	95	153	134	61	443
Asset disposals made during the three months ended June 30, 2002	—	—	134	—	134
Cash payments made during the three months ended June 30, 2002	19	—	—	28	47

Accrued restructuring balance, June 30, 2002	76	153	—	33	262

Cash payments made during the three months ended September 30, 2002	76	23	—	20	119

Accrued restructuring balance, September 30, 2002	$—	$130	$—	$13	$143

NOTE 8—INCOME TAXES

The reconciliation between the effective tax rates and statutory federal income tax rate is shown in the following table:

	Three Month Period Ended September 30,		Nine Month Period Ended September 30,
	2001	2002	2001	2002
Statutory federal income tax rate	34.0%	34.0%	34.0%	34.0%
State taxes, net of federal income tax benefit	18.6	4.1	2.2	5.6
Amortization of deferred stock-based compensation	75.6	(4.1)	(41.5)	(2.9)
Research and development credit	(0.5)	1.7	6.1	4.1
Other	(13.2)	(15.8)	(2.7)	(5.9)

Effective tax rate	114.5%	19.9%	(1.9)%	34.9%

COMPUTER ACCESS TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9—REPORTABLE SEGMENTS AND GEOGRAPHIC INFORMATION

The Company has three reportable segments categorized by product type: development products; production products; and connectivity products. The development products are advanced verification systems that assist hardware and software manufacturers in the efficient design of reliable and interoperable systems and devices. Production products are production verification systems and connectivity solutions designed to assist hardware and software manufacturers in volume production of reliable devices and systems. Connectivity products are designed to assist broadband Internet service providers in delivering convenient and dependable service and device manufacturers in producing reliable products. The Company has no inter-segment revenue.

The Company analyzes segment revenue and cost of revenue, but does not allocate operating expenses, including stock-based compensation, or assets to segments. Accordingly, the Company has presented only revenue and gross profit by segment.

Segment information (in thousands):

	Development Products	Production Products	Connectivity Products	Unallocated Stock-based Compensation Expense	Total
Three Month Period Ended September 30, 2001
Segment revenue from external customers	$2,781	$453	$320	$—	$3,554
Segment gross profit	$2,382	$334	$79	$19	$2,814
Three Month Period Ended September 30, 2002
Segment revenue from external customers	$3,467	$505	$44	$—	$4,016
Segment gross profit	$2,622	$294	$(7)	$(32)	$2,877
Nine Month Period Ended September 30, 2001
Segment revenue from external customers	$10,120	$1,437	$1,819	$—	$13,376
Segment gross profit	$8,794	$1,116	$575	$(327)	$10,158
Nine Month Period Ended September 30, 2002
Segment revenue from external customers	$9,304	$1,402	$225	$—	$10,931
Segment gross profit	$7,576	$889	$86	$(112)	$8,439

COMPUTER ACCESS TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Geographic information (in thousands):

	Revenue	Long-Lived Assets
Three Month Period Ended September 30, 2001
North America	$1,379
Europe	475
Asia	1,694
Rest of world	6

Total	$3,554

Three Month Period Ended September 30, 2002
North America	$1,382	$1,148
Europe	1,166	—
Asia	1,468	—
Rest of world	—	—

Total	$4,016	$1,148

Nine Month Period Ended September 30, 2001
North America	$5,831
Europe	1,983
Asia	5,493
Rest of world	69

Total	$13,376

Nine Month Period Ended September 30, 2002
North America	$4,263	$1,148
Europe	2,272	—
Asia	4,366	—
Rest of world	30	—

Total	$10,931	$1,148

Revenues are attributed to countries based on delivery locations. Sales to foreign customers accounted for 61.2% and 65.6% of revenue during the quarters ended September 30, 2001 and 2002, respectively, and 56.4% and 61.0% for the nine month period ended September 30, 2001 and 2002, respectively.

NOTE 10—ACQUISITIONS

On May 9, 2002, the Company entered into an Agreement and Plan of Merger with Verisys and its shareholders (“Merger Agreement”) pursuant to which the Company acquired Verisys. The transaction closed on June 4, 2002, and was accounted for under the purchase method of accounting. The accompanying condensed consolidated financial statements include the results of operations of Verisys subsequent to June 4, 2002, the date the Company designated as the acquisition date for accounting purposes. Verisys has operations in Aptos, California. Verisys was founded in 1992 and develops, manufactures and sells bus analysis tools for the SCSI market.

Pursuant to the Merger Agreement, the Company paid $825,000 and issued 360,000 shares of its common stock, of which 61,200 shares have been retained to secure certain Verisys obligations under the Merger Agreement for a period of eighteen months, in exchange for all of the outstanding shares of Verisys common stock. The

COMPUTER ACCESS TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Company’s initial cost to acquire Verisys was calculated to be $2.3 million using the Company common stock price of $3.53, which was the closing market price of the Company’s common stock on May 9, 2002. Verisys currently operates as a wholly owned subsidiary of the Company.

The total initial purchase cost of Verisys is as follows (in thousands):

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

The acquired developed technology, which is comprised of products that are already technologically feasible, mainly includes the SV-8320, SV-8160, and SV-4080 SCSI analyzers. As of September 30, 2002, the Company is amortizing the remaining acquired developed technology on a straight-line basis over an estimated useful life of two years.

Non-compete agreements represent the value of non-compete agreements the Company has with certain former Verisys executives. As of September 30, 2002, the Company is amortizing the remaining non-compete agreements on a straight-line basis over an estimated useful life of three years.

Core technology represents the value of the underlying proprietary technology of Verisys’ products. As of September 30, 2002, the Company is amortizing the remaining core technology on a straight-line basis over an estimated useful life of two years.

COMPUTER ACCESS TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As a result of the decline in the Company’s market valuation and reduced SCSI sales, the Company performed the required impairment tests of goodwill and indefinite-lived intangible assets as of September 30, 2002, in accordance with SFAS 142, “Goodwill and Other Intangible Asset.” These tests were based upon an independent valuation performed by an outside valuation specialist that utilized a combination of income and market value approaches. It was determined that, as of September 30, 2002, there was full impairment of goodwill within the development products segment of $1.4 million, and partial impairment of acquired developed technology, non-compete agreements and core technology of $147,000, $59,000 and $135,000, respectively. As of September 30, 2002, the valuations of acquired developed technology, non-compete agreements and core technology was $70,000, $190,000 and $80,000, respectively.

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

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities,” which is effective for exit or disposal activities initiated after December 31, 2002. SFAS 146 nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Under SFAS 146, a liability is required to be recognized for a cost associated with an exit or disposal activity when the liability is incurred. SFAS 146 applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a retirement or disposal activity covered by FASB Statements No. 143, “Accounting for Asset Retirement Obligations,” and No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company believes that the adoption of SFAS 146 will not have a material impact on the consolidated financial position or results of the operations of the Company.

NOTE 12—SUBSEQUENT EVENTS

On October 3, 2002, we announced that Jean-Louis Gassée, President, Chief Executive Officer and a member of our Board of Directors, had resigned from all positions with our company and that Dan Wilnai, Chairman of the Board of Directors, had been appointed to act as our interim President and Chief Executive Officer, while maintaining his title as Chairman of the Board. In connection with his resignation, on October 1, 2002, we entered into an agreement with Mr. Gassée to pay him nine months severance at his base salary then in effect.

On October 24, 2002, we announced that we were implementing a second restructuring plan in the fourth quarter of 2002 to further consolidate operations and reduce costs in addition to the restructuring plan we implemented in the second quarter of 2002. As part of this second restructuring plan, we intend to reduce total headcount by approximately 13%, which will result in a charge of approximately $350,000 to $400,000 in the quarter ending December 31, 2002.

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

We report our revenue and gross profit in three business segments: development; production; and connectivity products. Due to the significant software content of our products, we have adopted Statement of Position, or SOP, 97-2, Software Revenue Recognition. Under SOP 97-2, we recognize revenue to distributors, resellers and end users upon shipment provided that there is persuasive evidence of an arrangement, the product has been delivered and title has passed, the fee is fixed or determinable and collection of the resulting receivable is reasonably assured. We do not provide distributors, resellers or customers price protection, return or exchange rights. Generally, our distributors do not maintain inventory; however, they do have the right to return inventory upon termination of their distribution agreement. We review inventory levels held by distributors, if any, quarterly to ensure that any potential returns in the event of termination are not material. When we have shipped products but some elements essential to the functionality of the products have not been completed, revenue and associated cost of revenue are deferred until all remaining elements have been delivered. Software maintenance support revenue is deferred and recognized ratably over the maintenance support period. Provisions for warranty costs are recorded at the time products are shipped.

Our cash equivalents and short-term investments are placed in portfolios managed by three professional money management firms under the investment guidelines we have established. These guidelines address the critical objectives of preservation of principal, avoiding inappropriate concentrations, meeting liquidity requirements and delivering maximum after-tax returns. We classify all highly liquid investments purchased with an original maturity of 90 days or less to be cash equivalents and those with a maturity greater than 91 days but less than one year to be short-term investments. Cash equivalents and short-term investments consist principally of investments in commercial paper, investment quality corporate and municipal bonds, collateralized mortgage obligations, U.S. government agency securities and money market funds.

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

Our purchased intangible assets total $340,000 as of September 30, 2002. We are required to make judgments about the recoverability of these assets whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. In order to make such judgments, we are required to make assumptions about the value of these assets in the future including future prospects for earnings and cash flows of the businesses underlying these investments. Judgments and assumptions about the future are complex, subjective and can be affected by a variety of factors including industry and economic trends, our market position and the competitive environment in which we operate. Although we believe the judgments and assumptions we have made are reasonable and appropriate, different judgments and assumptions could materially impact our reported financial results.

Overview

We are a provider of advanced verification systems and connectivity products for existing and emerging digital communications standards such as USB, IEEE 1394, Bluetooth wireless technology, InfiniBand, Serial ATA, SCSI and Ethernet. Our products are used by semiconductor, device, system and software companies at each phase of their products’ lifecycles from development through production and market deployment. Our verification systems consist of development and production products that accurately monitor communications traffic and diagnose operational problems to ensure that products comply with standards and operate with other devices as well as to assist system manufacturers in downloading software onto new computers. Our connectivity products enable reliable, uninterrupted service for broadband Internet access. We currently outsource most of the manufacturing of our verification systems and connectivity products so that we may concentrate our resources on the design, development and marketing of our existing and new products.

We report our revenue and gross profit in three business segments: development; production; and connectivity products. In the quarter ended September 30, 2002, revenue from our development products was $3.5 million, from production products was $505,000 and from connectivity products was $44,000. Historically, we have generated a majority of our revenue across all segments from products for the USB standard. Revenue from USB products accounted for approximately 59.6% of our revenue in the quarter ended September 30, 2002, of which 47.9% was from USB 2.0 products.

We sell our products to technology, infrastructure and application companies through our direct sales force and indirectly primarily through our distributors and manufacturer’s representatives. Historically, a substantial portion of our revenue has been derived from customers outside of the United States. In the quarter ended September 30, 2002, 65.6% of our revenue was derived from international customers, of which 17.2% was derived from customers in Japan, 19.3% was derived from customers in other parts of Asia, and 29.0% was derived from customers in Europe. International revenue increased as a percentage of total revenue in the quarter ended September 30, 2002 as compared to the quarter ended September 30, 2001, primarily due to increased sales in Europe of approximately 145%, coupled with the general economic slowdown in the United States. All of our revenue and accounts receivable are denominated in U.S. dollars. Although seasonality affects many of our target markets, to date our revenues and financial condition as a whole have not been materially impacted by seasonality.

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

The overall economic environment continues to create uncertainties for us and our customers. We have experienced continuing weakness in each of our business segments over the last eighteen months as a result of slowing growth in the global economy and delays in orders as a result of reduced spending by many of our customers. Our near term financial results have been and may continue to be affected by our decision in 2001 to invest in our sales, marketing and research and development infrastructure. However, during the second quarter of 2002, we implemented a restructuring plan designed to consolidate operations and reduce costs. The restructuring plan included the closure of our facilities in San Diego, California and Netanya, Israel and a reduction in staff by a total of 18 positions. We expect that the majority of the remaining restructuring actions related to this second quarter restructuring plan, such as office closures and office subleasing, will be completed by the end of 2002. Obligations related to subleasing may continue until 2004. We incurred restructuring expenses of $443,000 for the quarter ended June 30, 2002.

On May 9, 2002 we entered into an Agreement and Plan of Merger with Verisys and its shareholders pursuant to which we acquired Verisys. The transaction closed on June 4, 2002 and we accounted for the acquisition under the purchase method of accounting. The accompanying consolidated condensed financial statements include the results of operations of Verisys subsequent to June 4, 2002, the date that we designated as the acquisition date for accounting purposes. Verisys has operations in Aptos, California. Verisys was founded in 1992 and develops, manufactures and sells bus analysis tools for the SCSI market. Verisys currently operates as a wholly owned subsidiary of our company.

Results of Operations

The following table presents selected consolidated financial data for the periods indicated as a percentage of revenue:

	Three Month Period Ended September 30,		Nine Month Period Ended September 30,
	2001	2002	2001	2002
Consolidated Statement of Income Data:
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of Revenue	20.8	24.4	24.1	21.2
Amortization of acquired developed technology	—	4.0	—	1.6

Gross profit	79.2	71.6	75.9	77.2

Operating expenses:
Research and development	51.5	50.9	41.4	54.3
Sales and marketing	22.5	27.3	16.3	32.7
General and administrative	20.6	35.5	17.2	32.9
Goodwill impairment	—	35.5	—	13.1
Acquired in-process research and development	—	—	—	3.8
Amortization of purchased intangibles	—	5.7	—	2.2
Restructuring expenses	—	—	—	4.1
Amortization of deferred stock-based compensation	13.1	6.9	23.0	3.5

Total operating expenses	107.7	161.8	97.9	146.6

Loss from operations	(28.5)	(90.2)	(22.0)	(69.4)
Other income, net	11.8	3.9	11.9	4.8

Loss before provision for (benefit from) income taxes	(16.7)	(86.3)	(10.1)	(64.6)
Provision for (benefit from) income taxes	(19.1)	(17.2)	.2	(22.5)

Net income (loss)	2.4%	(69.1)%	(10.3)%	(42.1)%

Comparisons of Quarters Ended September 30, 2001 and 2002

Revenue.    Our revenue was $4.0 million in the quarter ended September 30, 2002 compared to $3.6 million in the quarter ended September 30, 2001, representing an increase of 13.0%. The increase in revenue was due primarily to increases in sales of new development and production products, which represented $1.1 million and $472,000, respectively, offset by decreases in sales of certain existing development, production and connectivity products of $398,000, $420,000 and $275,000, respectively. The decrease in sales of existing development and production products was primarily the result of the slowdown in the Bluetooth and USB 1.1 markets and the general economic slowdown. The decrease in sales of connectivity products was primarily the result of additional competitive pressure due to improved availability of next generation cable and DSL modems with integrated USB support. In January 2002, we converted our resellers to manufacturer’s representatives. This conversion resulted in an estimated amount of additional revenue for the quarter ended September 30, 2002 of $149,000 as we sold directly to our end customers without discount. However, this estimated additional revenue was partially offset by an increase in sales and marketing expense relating to manufacturer’s representatives’ commissions. Revenue from international customers represented 65.6% of our revenue in the quarter ended September 30, 2002 and 61.2 % of our revenue in the quarter ended September 30, 2001.

Cost of Revenue and Gross Profit.    Our gross profit was $2.9 million in the quarter ended September 30, 2002 compared to $2.8 million in the quarter ended September 30, 2001, representing an increase of 2.3%. The dollar increase in gross profit was primarily the result of an increase in unit sales of development products offset by approximately $200,000 of inventory write-offs for obsolete inventory, an increase in the amortization of acquired developed technology of $160,000, and an increase in the amortization of deferred stock-based compensation of $51,000. Our gross margin percentage was 71.6% in the quarter ended September 30, 2002 and 79.2% in the quarter ended September 30, 2001. The decrease in gross margin percentage was primarily due to the increase in costs noted above and reduced margins for our production products, resulting from higher costs associated with components and lower volume manufacturing of new products, offset by increased development product sales as a percentage of total revenue. Our higher margin business segment, development products, increased as a percentage of revenue by 8.1%, our lower margin business segment, production products, decreased as a percentage of revenue by 0.2%, and our lowest margin business segment, connectivity products, decreased as a percentage of revenue by 7.9%. In January 2002, we converted our resellers to manufacturer’s representatives. This conversion improved gross margins by 0.9% for the quarter ended September 30, 2002, as we sell directly to our end customers without discount. Excluding amortization of deferred stock-based compensation, our gross margin would have been 72.4% for the quarter ended September 30, 2002 and 78.6% for the quarter ended September 30, 2001.

Research and Development.    Our research and development expenses were $2.0 million in the quarter ended September 30, 2002 compared to $1.8 million in the quarter ended September 30, 2001, representing an increase of 11.6%. Research and development expenses represented 50.9% of revenue in the quarter ended September 30, 2002 and 51.5% of revenue in the quarter ended September 30, 2001. The dollar increase was primarily due to increases in other research and development costs of approximately $217,000 and increases in consulting fees of $124,000, offset by decreases in personnel and related costs of approximately $148,000. The percentage of revenue decrease for the quarter ended September 30, 2002 was primarily due to the impact of increased revenue from the quarter ended September 30, 2001, partially offset by the increase in costs noted in this paragraph from the quarter ended September 30, 2001.

Sales and Marketing.    Our sales and marketing expenses were $1.1 million in the quarter ended September 30, 2002 compared to $798,000 in the quarter ended September 30, 2001, representing an increase of 37.6%. Sales and marketing expenses represented 27.3% of revenue in the quarter ended September 30, 2002 and 22.5% of revenue in the quarter ended September 30, 2001. The dollar increase was primarily due to commissions earned by our manufacturer’s representatives of $122,000, increases in marketing programs of $69,000, and increases in personnel and related costs of approximately $59,000. The percentage of revenue increase for the quarter ended September 30, 2002 was primarily due to the increase in costs noted in this paragraph from the quarter ended September 30, 2001.

General and Administrative.    Our general and administrative expenses were $1.4 million in the quarter ended September 30, 2002 compared to $733,000 in the quarter ended September 30, 2001, representing an increase of 94.5%. General and administrative expenses represented 35.5% of revenue in the quarter ended September 30, 2002 and 20.6% of revenue in the quarter ended September 30, 2001. The dollar increase was primarily due to an increase in professional services of $410,000, primarily legal fees associated with ongoing litigation, and increases in personnel and related costs of $245,000. The percentage of revenue increase for the quarter ended September 30, 2002 was primarily due to the increase in costs noted above from the quarter ended September 30, 2001.

Goodwill Impairment.    In the quarter ended September 30, 2002, we recorded a goodwill impairment of $1.4 million. See Note 10 to our condensed consolidated financial statements elsewhere in this report for goodwill and other intangible asset impairment losses recorded in the quarter ended September 30, 2002. There were no comparable charges in the quarter ended September 30, 2001. Goodwill impairment represented 35.5% of revenue in the quarter ended September 30, 2002.

Amortization of Purchased Intangibles.    Our amortization of purchased intangibles resulting from our purchase of Verisys was $228,000, including a partial impairment write-down of $194,000, in the quarter ended September 30, 2002. There were no comparable charges in the quarter ended September 30, 2001. Amortization of purchased intangibles represented 5.7% of revenue in the quarter ended September 30, 2002.

Amortization of Deferred Stock-based Compensation.    Amortization of deferred stock-based compensation represents the difference between the exercise price and the deemed fair value at the date of grant, in connection with certain stock option grants in 2000, 1999 and 1998, which is being recognized over the vesting period of the related options. Amortization of deferred stock-based compensation was $311,000 in the quarter ended September 30, 2002, of which $32,000 was included in cost of revenue. This amount reflects increased amortization due to option cancellations of approximately $114,000 due to employee terminations and related acceleration of vesting. Amortization of deferred stock-based compensation was $447,000 in the quarter ended September 30, 2001, of which a credit of $(19,000) resulting from cancellations was included in cost of revenue. Amortization of deferred stock-based compensation on grants prior to December 31, 2000 is estimated to be approximately $140,000 for the remainder of the year ending December 31, 2002 and $312,000 and $40,000 in the years ending December 31, 2003 and 2004, respectively, and may change due to the granting of additional options or the cancellation of existing grants in future periods.

Other Income.    Other income was $157,000 in the quarter ended September 30, 2002 compared to $419,000 in the quarter ended September 30, 2001, representing a decrease of 62.5%. This decrease resulted from declining interest income earned on the investment of the additional excess cash balances and the proceeds from our initial public offering in November 2000.

Benefit from Income Taxes.    Benefit from income taxes was $690,000 in the quarter ended September 30, 2002 compared to $681,000 in the quarter ended September 30, 2001, representing an increase of 1.3%. Our effective tax rate decreased from 114.5% in the quarter ended September 30, 2001 to 19.9% in the quarter ended September 30, 2002. This decrease was due primarily to and increased loss from operations, a decrease in the amortization of deferred stock-based compensation, and the effect of annual accounting adjustments associated with an estimate of the effective tax rate for the full year. Our effective tax rate after excluding the effect of amortization of deferred stock-based compensation was 21.9% in the quarter ended September 30, 2002 and 460.1% in the quarter ended September 30, 2001.

Net Income (loss).    Our net loss was $2.8 million in the quarter ended September 30, 2002 compared to our net income of $86,000 in the quarter ended September 30, 2001, representing a decrease of 3,329.1%. Our net loss represented (69.1)% of revenue in the quarter ended September 30, 2002 and our net income represented 2.4% of revenue in the quarter ended September 30, 2001. The dollar and percentage of revenue decreases in net income (loss) were primarily the result of increased operating costs and reduced interest income. Net loss before the effect of the amortization of deferred stock-based compensation was $2.5 million in the quarter ended September 30, 2002, and our net income before the effect of the amortization of deferred stock-based compensation was $533,000 in the quarter ended September 30, 2001.

The following table sets forth net income (loss) and net income (loss) per share, excluding the amortization of deferred stock-based compensation (in thousands, except per share amounts).

	Three Month Period Ended September 30,
	2001	2002
Net income (loss), excluding amortization of deferred compensation	$533	$(2,466)
Net income (loss) per share, excluding amortization of deferred compensation:
Basic	$0.03	$(0.13)
Diluted	$0.03	$(0.13)
Weighted average shares outstanding:
Basic	18,783	19,401
Diluted	19,176	19,401

Comparison of Nine Months Ended September 30, 2001 and 2002

Revenue.    Our revenue was $10.9 million in the nine months ended September 30, 2002 compared to $13.4 million in the nine months ended September 30, 2001, representing a decrease of 18.3%. The decrease in revenue was due primarily to decreases in sales of certain existing development, production and connectivity products of $3.9 million, $1.0 million and $1.6 million, respectively, offset by increases in sales of new development and production products, which represented $3.1 million and $1.0 million, respectively. The decrease in sales of existing development and production products was primarily the result of the slowdown in the Bluetooth and USB 1.1 markets and the general economic slowdown. The decrease in sales of connectivity products was primarily the result of additional competitive pressure due to improved availability of next generation cable and DSL modems with integrated USB support. In January 2002, we converted our resellers to manufacturer’s representatives. This conversion resulted in an estimated amount of additional revenue for the nine months ended September 30, 2002 of $399,000 as we sold directly to our end customers without discount. However, this estimated additional revenue was partially offset by an increase in sales and marketing expense relating to manufacturer’s representatives’ commissions. Revenue from international customers represented 61.0% of our revenue in the nine months ended September 30, 2002 and 56.4% for the nine months ended September 30, 2001.

Cost of Revenue and Gross Profit.    Our gross profit was $8.4 million in the nine months ended September 30, 2002 compared to $10.2 million in the nine months ended September 30, 2001, representing a decrease of 16.9%. The dollar decrease in gross profit was primarily the result of a decrease in unit sales of development and connectivity products, approximately $200,000 of inventory write-offs for obsolete inventory, and amortization of acquired developed technology of $177,000, offset by a decrease in amortization of deferred stock-based compensation of $215,000. Our gross margin percentage was 77.2% in the nine months ended September 30, 2002 and 75.9% in the nine months ended September 30, 2001. The increase in gross margin percentage was primarily due to increases in development product sales as a percentage of revenue, decreases in connectivity product sales as a percentage of revenue, offset by reduced margins for our production products resulting from higher costs associated with components and lower volume manufacturing of new products and the increase in costs noted above. Our higher margin business segment, development products, increased as a percentage of revenue by 9.5%, our lower margin business segment, production products, increased as a percentage of revenue by 2.1% and our lowest margin business segment, connectivity products, decreased as a percentage of revenue by 11.5%. In January 2002, we converted our resellers to manufacturer’s representatives. This change improved gross margins by 0.8% for the nine months ended September 30, 2002, as we sell directly to our end customers without discount. Excluding amortization of deferred stock-based compensation, our gross margin would have been 78.2% for the nine months ended September 30, 2002 and 78.4% for the nine months ended September 30, 2001.

Research and Development.    Our research and development expenses were $5.9 million in the nine months ended September 30, 2002 compared to $5.5 million in the nine months ended September 30, 2001, representing an increase of 7.2%. Research and development expenses represented 54.3% of revenue in the nine months ended September 30, 2002 and 41.4% of revenue in the nine months ended September 30, 2001. The dollar increase was primarily due to increases in other research and development costs of approximately $308,000 and increases in consulting fees of $146,000, offset by decreases in personnel and related costs of approximately $86,000 for the nine months ended September 30, 2002. The percentage of revenue increase for the nine months ended September 30,

2002 was primarily due to the impact of the decrease in revenue from the nine months ended September 30, 2001 and the increase in costs noted in this paragraph.

Sales and Marketing.    Our sales and marketing expenses were $3.6 million in the nine months ended September 30, 2002 compared to $2.2 million in the nine months ended September 30, 2001, representing an increase of 64.5%. Sales and marketing expenses represented 32.7% of revenue in the nine months ended September 30, 2002 and 16.3% of revenue in the nine months ended September 30, 2001. The dollar increase was primarily due to increases in personnel and related costs of approximately $531,000, commissions earned by our manufacturer’s representatives of $459,000 and increases in marketing programs of $174,000. The percentage of revenue increase for the nine months ended September 30, 2002 was primarily due to the impact of the decrease in revenue from the nine months ended September 30, 2001 and the increase in costs noted in this paragraph.

General and Administrative.    Our general and administrative expenses were $3.6 million in the nine months ended September 30, 2002 compared to $2.3 million in the nine months ended September 30, 2001, representing an increase of 56.7%. General and administrative expenses represented 32.9% of revenue in the nine months ended September 30, 2002 and 17.2% of revenue in the nine months ended September 30, 2001. The dollar increase was primarily due to an increase in professional services of $787,000, primarily legal fees associated with ongoing litigation, and the addition of personnel and related costs of $405,000. The percentage of revenue increase for the nine months ended September 30, 2002 was primarily due to the impact of the decrease in revenue from the nine months ended September 30, 2001 and the increase in costs noted in this paragraph.

Goodwill Impairment.    In the quarter ended September 30, 2002, we recorded a goodwill impairment of $1.4 million. See Note 10 to our condensed consolidated financial statements elsewhere in this report for goodwill and other intangible asset impairment losses recorded in the quarter ended September 30, 2002. There were no comparable charges in the nine months ended September 30, 2001. Goodwill impairment represented 13.1% of revenue in the nine months ended September 30, 2002.

Acquired In-Process Research and Development.    Our acquired in-process research and development expenses resulting from our purchase of Verisys were $410,000 in the nine months ended September 30, 2002.There were no comparable charges in the nine months ended September 30, 2001. Acquired in-process research and development expenses represented 3.8% of revenue in the nine months ended September 30, 2002.

Amortization of Purchased Intangibles.    Our amortization of purchased intangibles resulting from our purchase of Verisys was $228,000, including a partial impairment write-down of $194,000, in the nine months ended September 30, 2002. There were no comparable charges in the nine months ended September 30, 2001. Amortization of purchased intangibles represented 2.2% of revenue in the nine months ended September 30, 2002.

Restructuring Expenses.    Restructuring expenses were $443,000 in the nine months ended September 30, 2002. There were no comparable charges in the nine months ended September 30, 2001. Restructuring expenses represented 4.1% of revenue in the nine months ended September 30, 2002. Restructuring expenses consist of severance payments in connection with our headcount reduction, other expenses relating to office closures, write-down of fixed assets and other one-time charges relating to our restructuring plan implemented in the quarter ended June 30, 2002.

Amortization of Deferred Stock-based Compensation.    Amortization of deferred stock-based compensation represents the difference between the exercise price and the deemed fair value at the date of grant, in connection with certain stock option grants in 2000, 1999 and 1998, which is being recognized over the vesting period of the related options. Amortization of deferred stock-based compensation was $497,000 in the nine months ended September 30, 2002, of which $112,000 was included in cost of revenue. This amount reflects decreased amortization due to cancellations of approximately $647,000 due to employee terminations. Amortization of deferred stock-based compensation was $3.4 million in the nine months ended September 30, 2001, of which $327,000 was included in cost of revenue. Amortization of deferred stock-based compensation on grants prior to December 31, 2000 is estimated to be approximately $140,000 for the remainder of the year ending December 31, 2002 and $312,000 and $40,000 in the years ending December 31, 2003 and 2004, respectively, and may change due to the granting of additional options or the cancellation of existing grants in future periods.

Other Income.    Other income was $527,000 in the nine months ended September 30, 2002 compared to $1.6 million in the nine months ended September 30, 2001, representing a decrease of 66.9%. This decrease resulted from declining interest income earned on the investment of the additional excess cash balances and the proceeds from our initial public offering in November 2000.

Provision for (Benefit from) Income Taxes.    Benefit for income taxes was $2.5 million in the nine months ended September 30, 2002 compared to provision for income taxes of $26,000 in the nine months ended September 30, 2001, representing a decrease of 9,565.4%. Our effective tax rate decreased from (1.9)% in the nine months ended September 30, 2001 to 34.9% in the nine months ended September 30, 2002. This decrease was due primarily to and increased loss from operations, a decrease in the amortization of deferred stock-based compensation, and the effect of annual accounting adjustments associated with an estimate of the effective tax rate for the full year. Our effective tax rate after excluding the effect of amortization of deferred stock-based compensation was 37.5% in the nine months ended September 30, 2002, and 1.3% in the nine months ended September 30, 2001.

Net loss.    Our net loss was $4.6 million in the nine months ended September 30, 2002 compared to $1.4 million in the nine months ended September 30, 2001, representing an increase of 234.9%. Our net loss represented (42.1)% of revenue in the nine months ended September 30, 2002 and (10.3)% of revenue in the nine months ended September 30, 2001. The dollar and percentage of revenue increases in net loss were primarily the result of reduced revenue, increased operating costs and reduced interest income, offset by the benefit for income taxes. Net loss before the effect of the amortization of deferred stock-based compensation was $4.1 million in the nine months ended September 30, 2002, and our net income before the effect of the amortization of deferred stock-based compensation was $2.0 million in the nine months ended September 30, 2001.

The following table sets forth net income (loss) and net income (loss) per share, both after excluding the amortization of deferred stock-based compensation (in thousands, except per share amounts).

	Nine Month Period Ended September 30,
	2001	2002
Net income (loss), excluding amortization of deferred compensation	$2,040	$(4,096)
Net income (loss) per share, excluding amortization of deferred compensation
Basic	$0.11	$(0.21)
Diluted	$0.11	$(0.21)
Weighted average shares outstanding
Basic	18,702	19,131
Diluted	19,294	19,131

Liquidity and Capital Resources

Our operating cash flow requirements have generally increased reflecting the expanding scope and level of our activities. Since our inception, we have financed our operations primarily through cash flows from operating activities. In November 2000, we received net proceeds of $38.3 million from the initial public offering of our common stock.

In the nine months ended September 30, 2002, cash used in operating activities of $1.8 million was primarily a result of net loss of $4.6 million and a decrease in related assets and liabilities for working capital purposes of $618,000, offset by non-cash expenses associated with goodwill impairment of $1.4 million, amortization of deferred stock-based compensation of $497,000, acquired in-process research and development of $410,000, depreciation expenses of $489,000, amortization of other purchased intangibles of $240,000, amortization of other acquired developed technology of $177,000, and write-down of property and equipment in connection with restructuring of $134,000. Cash used in investing activities was $13.4 million, related to the purchase of short-term investments of $17.1 million, acquisition of a subsidiary of $980,000, capital expenditures of $237,000, offset by proceeds from the sale of short-term investments of $5.1 million. Cash provided by financing activities was

$423,000, consisting of the proceeds from the exercise of stock options of $213,000 and the sale of stock pursuant to our employee stock purchase plan of $210,000.

In the nine months ended September 30, 2001, cash provided by operating activities of $432,000 was primarily a result of net loss of $1.4 million, a decrease in related assets and liabilities for working capital purposes of $2.0 million, offset by non-cash expenses associated with amortization of deferred stock-based compensation of $3.4 million, and depreciation expenses of $322,000. Cash used in investing activities was $486,000, related to the capital expenditures of $771,000, offset by proceeds from the sale of short-term investments of $285,000. Cash provided by financing activities was $303,000, consisting of proceeds from the exercise of stock options of $166,000 and the sale of stock pursuant to our employee stock purchase plan of $137,000.

As of September 30, 2002, we had cash, cash equivalents and short-term investments of $44.8 million, working capital of $48.0 million and no debt.

We believe that our current cash, cash equivalents and short-term investments together with funds generated from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. In the more distant future, we may find it necessary to obtain additional equity or debt financing. If we are required to raise additional funds, we may not be able to do so on acceptable terms or at all. In addition, if we issue new securities, stockholders might experience dilution or the holders of the new securities might have rights, preferences or privileges senior to those of existing stockholders.

RISK FACTORS

Set forth below, elsewhere in this quarterly report, and in other documents we file with the SEC are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this quarterly report. The occurrence of any of the developments or risks identified below may make the occurrence of one or more of the other risk facts below more likely to occur.

We continue to face uncertainty relating to economic conditions affecting our customers.

We face uncertainty in the degree to which the current economic slowdown will continue to negatively affect growth and capital spending by our existing and potential customers. We continue to experience instances of customers delaying or deferring orders for our products, and longer lead times needed to close sales. If global economic conditions do not improve, or if there is a worsening in the global economic slowdown, we may continue to experience adverse impacts on our business, operating results and financial condition.

Our future operating results are unpredictable and are likely to fluctuate from quarter to quarter and, if we fail to meet the expectations of securities analysts or investors, our stock price would likely decline significantly.

Our quarterly and annual operating results have fluctuated in the past and are likely to fluctuate significantly in the future due to a number of factors, some of which are wholly or partially outside of our control. Several of these risks are described in the risk factors listed below. Accordingly, we believe that period-to-period comparisons of our results of operations are not meaningful and should not be relied upon as indications of future performance. Some of the factors that could cause our quarterly or annual operating results to fluctuate include:

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

We currently derive a substantial majority of our revenue from sales of our USB products. Sales of our USB products accounted for approximately 59.6% of our revenue in the quarter ended September 30, 2002. We expect that revenue from these products will continue to account for a substantial portion of our revenue for the foreseeable future. If the market does not continue to accept our USB products, our revenue will decline significantly. Factors that may affect sales of our current USB products include the continued growth of the markets for USB compliant devices, the performance and pricing of our USB products, and the availability, functionality and price of competing products. Companies must also modify their products to support new versions of USB as they are developed, such as USB 2.0. Many of these factors are beyond our control. In addition, in order to maintain widespread market acceptance, we must continue to differentiate ourselves from the competition through our technical expertise, product offerings and brand name recognition.

If we fail to keep up with rapid technological change and evolving industry standards, our products could become less competitive or obsolete.

The markets for our products are characterized by rapid technological change, frequent new product introductions, changes in customer requirements and evolving industry standards. We may cease to be competitive if we fail to introduce new products or product enhancements that address these changes, meet new customer requirements and support new standards. To continue to introduce new products or product enhancements on a timely basis, we must:

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

The development of new, technologically advanced products is a complex and uncertain process requiring high levels of innovation and highly skilled engineering and development personnel, as well as accurate anticipation of technological and market trends. Although we have not experienced any material product development delays in the past, these types of delays could occur in the future. To the extent that we do not timely introduce a product for an emerging standard or customers defer or cancel orders with the expectation of the release of a new product or product enhancement, our operating results could suffer. Product development delays may result from numerous factors, including:

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

If we devote resources to developing products for emerging communications standards that ultimately are not widely accepted, our business could be harmed.

Our future growth depends upon our ability to manufacture and sell in volume advanced computer, communications and consumer electronic products for emerging communications standards such as Bluetooth wireless technology, InfiniBand and Serial ATA and the acceptance of these products by consumers. The markets for emerging standards products have only recently begun to develop and are rapidly evolving. As a result, there is significant uncertainty as to whether these markets ultimately will develop at all or, if they do develop, their potential size or future growth rate. We may incur significant expenses and dedicate significant time and resources in developing products for emerging communications standards that may not gain broad acceptance. For example, we spent four years from 1992 to 1995 developing products for the ACCESS.bus technology, a standard designed to connect peripheral devices to computers, which did not gain market acceptance. The failure of a standard for which we devote resources to gain widespread acceptance would likely harm our business.

If we fail to maintain and expand our relationships with the core or promoter companies in our target markets, we may have difficulty developing and marketing our products.

It is important to our success to maintain and expand our relationships with companies that are leaders in developing emerging communications standards in our target markets. We believe that we need to work closely with these core or promoter companies to gain valuable insights into the market demands for new products, to obtain early access to emerging communications standards as they develop and to help us design new products. We will need to maintain our relationships with leading technology and infrastructure companies, as well as expand our relationships with leaders in markets that are new for us. Generally, we do not enter into formal contracts that obligate these companies to work or share their technology with us. Industry leaders could choose to work with other companies as they develop new communications standards in the future. If we fail to maintain and expand our industry relationships, we could lose the opportunity for first-mover advantage with respect to emerging standards and it would be more difficult for us to develop and market products that address these standards.

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

The markets for advanced verification and connectivity products for emerging communications standards are highly competitive. We compete with multiple companies in various markets, including Yokagawa in the markets for products for the 1394 standard, Tektronix and Frontline in the markets for products for the Bluetooth wireless technology, Finisar in the markets for products for the InfiniBand standard, Catalyst Enterprises in the markets for products for the USB standard, and Data Transit Corporation in the markets for products in the Serial ATA standard. Any of our competitors may develop technologies that address our targeted markets more effectively and at a lower cost. In addition, these competitors may enter into strategic alliances or business combinations that increase their ability to innovate and address our markets.

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

We currently rely on four contract manufacturers for all of our manufacturing requirements except for the final assembly, testing and quality assurance on our lower volume, higher margin products. We do not have long-term contracts with any of these manufacturers. As a result, our manufacturers could refuse to continue to manufacture all or some of our products or change the terms under which they manufacture our products. We have experienced delays in product shipments from some of our contract manufacturers in the past, which in turn forced us to delay product shipments to our customers. We may in the future experience similar delays or other problems, such as inferior quality and insufficient quantity of products, any of which could significantly harm our business. Our contract manufacturers may not be able to meet our future requirements for timely delivery of products of sufficient quality and quantity. We intend to introduce new products and product enhancements regularly, which will require that we rapidly achieve volume production by coordinating our efforts with those of our suppliers and contract manufacturers. The inability of our contract manufacturers to provide us with adequate supplies of high quality products or the loss of any of our contract manufacturers would cause a delay in our ability to fulfill orders while we obtain a replacement manufacturer.

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

We obtain some parts, components and packaging used in our products from sole sources of supply. For example, we obtain field programmable gate array integrated circuits from Altera and Xilinx, ASICs from LSI Logic through Arrow Electronics, Inc., certain Bluetooth components from Ericsson, semiconductor devices from Agilent, and micro-controllers from Intel, SMSC and Cypress Semiconductor. If suppliers are unable to meet our demand for sole source components at reasonable costs and if we are unable to obtain an alternative source or the price for an alternative source is prohibitive, our ability to maintain timely and cost-effective production of our products would be harmed. In addition, because we rely on purchase orders rather than long-term contracts with our suppliers, including our sole source suppliers, we cannot predict with certainty our ability to obtain components in the longer term. If we are unable to obtain components or receive a smaller allocation of components than is necessary to meet demand, customers could choose to purchase competing products.

If our distributors and manufacturer’s representatives do not actively sell our products, our product sales may decline.

Historically, we have relied on both manufacturer’s representatives to sell our products domestically and on distributors to sell our products internationally. We sell a substantial portion of our products through our distributors and manufacturer’s representatives, including Toyo, our primary distributor in Japan, which accounted for approximately 17.2% of our revenue in the quarter ended September 30, 2002. Our distributors and manufacturer’s representatives generally offer products from multiple manufacturers. Accordingly, there is a risk that these distributors and manufacturer’s representatives may give higher priority to selling products from other suppliers and reduce their efforts to sell our products. Our distributors and manufacturer’s representatives may not market our products effectively or continue to devote the resources necessary to provide us with effective sales, marketing and technical support. Our distributors may on occasion build inventories in anticipation of substantial growth in sales and, if growth does not occur as rapidly as anticipated, may decrease the quantity of products ordered from us in subsequent quarters. A slowdown in orders from our distributors or manufacturer’s representatives could reduce our revenue in any given quarter and give rise to fluctuations in our operating results.

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

To grow our business successfully and maintain a high level of quality, we will need to retain and motivate highly skilled sales, marketing, engineering, operations and finance personnel. If we are not able and retain a sufficient number of qualified employees, our growth will be impaired. We may have even greater difficulty retaining employees if employees perceive the equity component of our compensation package to be less valuable as a result of market fluctuations in the price of our common stock.

The loss of key management personnel, on whose knowledge, leadership and technical expertise we rely, would harm our ability to execute our business plan.

Our success depends heavily upon the continued contributions of our key management personnel, whose knowledge, leadership and technical expertise may be difficult to replace. All of our executive officers and key personnel are employees at will. We maintain no key person insurance on any of our personnel. If we were to lose the services of any of our key personnel and were unable to hire qualified replacements, our ability to execute our business plan would be harmed. In addition, employees who leave our company may subsequently compete against us.

If we fail to manage our growth effectively, our business could suffer.

Our ability to offer products and implement our business plan successfully in a rapidly evolving market requires an effective planning and management process. For example, we recently migrated our operations to a new enterprise resource planning system that affects almost every facet of our business operations. Typically, these conversions negatively affect a company’s near-term ability to conduct business due to problems such as historical data conversion errors, personnel training time associated with the new system, delays in implementation or unforeseen technical problems during conversion. If problems arise in connection with this transition, we could experience delays in or lack of shipping, an inability to support our existing customer base, delays in paying vendors, delays in collecting from customers, an inability to place or receive product orders or other operational problems. In addition, although we have implemented two separate corporate restructuring plans in the second quarter of 2002 and more recently in October 2002, respectively, some or all of the adopted measures in these restructures may not yield the intended results, if any, and may furthermore give rise to unforeseen complications and inefficiencies as we adjust personnel assignments. If this were to occur, our profitability or financial position could be negatively impacted and our operating results could suffer.

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

Because we sell our products worldwide, our business is subject to risks associated with doing business internationally. We recognized 65.6% of our revenue from sales to international customers in the quarter ended September 30, 2002. We anticipate that revenue from international operations will continue to represent a substantial portion of our revenue. In addition, several of our manufacturers’ facilities and suppliers are located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including:

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

The threat of terrorist attacks have created many economic and political uncertainties, some of which may harm our business and prospects and our ability in general to conduct business in the ordinary course.

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

Currently, our corporate headquarters and some of our contract manufacturers are located in Northern California and our other contract manufacturers are located in Asia. Northern California and Asia historically have been vulnerable to natural disasters and other risks, such as earthquakes, fires, floods, power loss and telecommunications failure, which at times have disrupted the local economy and posed physical risks to our and our manufacturers’ properties. We do not have redundant, multiple site capacity in the event of a natural disaster.

Any failure to protect our intellectual property adequately may significantly harm our business.

To date, we protect our proprietary processes, software, know-how and other intellectual property and related rights through copyrights, trademarks and maintenance of trade secrets, including entering into confidentiality agreements. Our success and ability to compete depend in part on our proprietary technology. We currently do not have any patents. Although we have six patents pending, patents may not issue as a result of these or other patent applications. Any patents that ultimately issue may be successfully challenged by others or invalidated, or may not provide us with a significant competitive advantage. Third parties may breach confidentiality agreements or other protective contracts into which we have entered, and we may not be able to enforce our rights in the event of these breaches. We may be required to spend significant resources to monitor and police our intellectual property rights, including pursuing remedies in court. We may become involved in legal proceedings against other parties, which may also cause other parties to assert claims against us. We report material pending legal proceedings, if any, under the separate caption “Part II, Item 1. Legal Proceedings” elsewhere in this quarterly report. However, in the future, we may not be able to detect infringement and may lose competitive position in our markets before we do so. In addition, competitors may design around our technologies or develop competing technologies. The laws of other countries in which we market our products might offer little or no effective protection of our proprietary technology. Reverse engineering, unauthorized copying or other misappropriation of our proprietary technology could enable third parties to benefit from our technology without paying us for it, which could significantly harm our business.

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

California has encountered, and may again encounter, an energy crisis that could disrupt our operations and increase our expenses. Suppliers of electric power have on some occasions implemented, and may in the future implement, rolling blackouts throughout California. We currently do not have backup generators or alternate sources of power in the event of a blackout, and our current insurance does not provide coverage for any damages our customers or we may suffer as a result of any interruption in the power supply. If blackouts interrupt our power supply, we would be temporarily unable to continue operations at our facilities in California. Any such interruption in our ability to continue operations at our facilities could damage our reputation, harm our ability to retain existing customers and to obtain new customers, and result in lost revenue.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with an interest rate fixed at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. As of September 30, 2002, cash equivalents and short-term investments consist principally of investments in commercial paper, investment quality corporate and municipal bonds, collateralized mortgage obligations, U.S. government agency securities and money market funds.

Item 4.    Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Based on their evaluation as of a date within 90 days of the date of the filing date of this quarterly report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”), are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms.

(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their evaluation.

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

On July 24, 2002, Catalyst filed a motion for leave to file a motion for reconsideration of its motion for partial summary judgment, and CATC opposed this motion on July 26, 2002. The court denied Catalyst’s motion.

Trial commenced on October 28, 2002, and is expected to last for several weeks.

We cannot predict the outcome of this matter at this time.

Item 5.    Other Information

On September 3, 2002, we announced the appointment of Carmine J. Napolitano as our Vice President, Chief Financial Officer, and Secretary and the appointment of Peretz Tzarnotzky as our Executive Vice President of Engineering. In connection with the hiring of Mr. Napolitano, we entered into an employment agreement with him on July 22, 2002. The agreement provides for a starting annual salary of $230,000. The agreement also provides for an annual bonus for the achievement of certain objectives as defined by our Board of Directors. Furthermore, Mr. Napolitano was granted options to purchase up to 350,000 shares of common stock pursuant to our 2000 Stock Incentive Plan at a per share price of $2.54. In the event of Mr. Napolitano’s employment is involuntarily terminated without cause after the first twelve months of his start date or his employment is terminated in connection with a change of control, he will be entitled to a lump sum severance payment equal to twelve months of his base salary plus acceleration of 50% of all unvested options previously granted.

On August 2, 2002, we entered into an agreement with our former Executive Vice President, CFO and Secretary, Dennis W. Evans, in connection with the termination of his employment. Under the terms of the agreement, we agreed that Mr. Evans’ employment with us would terminate on September 30, 2002 and that he would be paid six months severance at his base salary then in effect with an option for up to an additional 6 months if he remains unemployed through September 30, 2003. Additionally, the vesting of all stock options previously granted to him was immediately accelerated such that he is now fully vested in all of his options and his period to exercise those options was extended to September 30, 2004.

On August 28, 2002, we entered into an agreement (which was later amended on November 1, 2002) with Sri Chandran, in connection with the termination of his employment as Vice President of Engineering. Under the terms of the amended agreement, we agreed that vesting of all stock options previously granted to him would be immediately accelerated such that he would be fully vested in all of his options.

Also on October 3, 2002, we announced that Jean-Louis Gassée, President, Chief Executive Officer and a member of our Board of Directors, had resigned from all positions with our company and that Dan Wilnai, Chairman of the Board of Directors, had been appointed to act as our interim President and Chief Executive Officer, while maintaining his title as Chairman of the Board. In connection with his resignation, on October 1, 2002, we entered into an agreement with Mr. Gassée to pay him nine months severance at his base salary then in effect. The nine months severance will be included in the Company’s restructuring plan in the fourth quarter of 2002.

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

On September 3, 2002, we filed a Form 8-K to announce the appointment of Carmine J. Napolitano as our Vice President, Chief Financial Officer, and Secretary and the appointment of Peretz Tzarnotzky as our Executive Vice President of Engineering. On October 3, 2002, we filed a Form 8-K to announce that Jean-Louis Gassée, President, Chief Executive Officer and a member of our Board of Directors, had resigned from all positions with our company and that Dan Wilnai, Chairman of the Board of Directors, had been appointed to act as our interim Chief Executive Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date November 13, 2002	COMPUTER ACCESS TECHNOLOGY CORPORATION

	By:	/s/ CARMINE J. NAPOLITANO
Carmine J. Napolitano Vice President, Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)

CERTIFICATION

I, Dan Wilnai, President, Chief Executive Officer, and Chairman of the Board of Directors of Computer Access Technology Corporation (the “Company”), certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the Company;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4.
The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-14 and 15d-14 for the Company and we have:

(a)
designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (“Evaluation Date”); and
(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.	The Company’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of the Company’s Board of Directors:

(a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

6.
The Company’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 13, 2002

/s/ DAN WILNAI
Dan Wilnai President, Chief Executive Officer, and Chairman of the Board of Directors

CERTIFICATION

I, Carmine J. Napolitano, Vice President, Chief Financial Officer and Secretary of Computer Access Technology Corporation (the “Company”), certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the Company;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4.
The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-14 and 15d-14 for the Company and we have:

(a)
designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (“Evaluation Date”); and
(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.	The Company’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of the Company’s Board of Directors:

(a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

6.
The Company’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 13, 2002

/s/ CARMINE J. NAPOLITANO
Carmine J. Napolitano Vice President, Chief Financial Officer and Secretary

CERTIFICATION

Each of the undersigned hereby certifies, for the purposes of section 1350 of chapter 63 of title 18 of the United States Code, in his capacity as an officer of the Company, that, to his knowledge, the quarterly report of the Company on Form 10-Q for the period ended September 30, 2002, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Dated:    November 13, 2002

/s/ DAN WILNAI
Dan Wilnai President, Chief Executive Officer, and Chairman of the Board of Directors

Dated:    November 13, 2002

/s/ CARMINE J. NAPOLITANO
Carmine J. Napolitano Vice President, Chief Financial Officer and Secretary