Form 10-Q/A
period 2002-09-30
COMPUTER ACCESS TECHNOLOGY CORP
filed 2002-11-15
CIK 1120155

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

The Registrant hereby amends our quarterly report on Form 10-Q for the quarter ended September 30, 2002 filed on November 13, 2002, to include exhibits 10.22, 10.23, 10.24, 10.25 and 10.26 listed below under “Part II. Item 6. Exhibits and Reports on Form 8-K.”

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

Item 6.    Exhibits and Reports on Form 8-K

a.	Exhibits.

Exhibit No.	Document Name
3.1*	Amended and Restated Certificate of Incorporation of the Company.
3.2*	Bylaws of the Company.
4.1*	Specimen Certificate of the Company’s common stock.
10.22	Employment agreement dated July 22, 2002, by and between Carmine J. Napolitano and the Registrant.
10.23	Severance Agreement dated August 2, 2002, by and between Dennis W. Evans and the Registrant.
10.24	Severance Agreement dated August 28, 2002, by and between Sri Chandran and the Registrant.
10.25	Severance Agreement dated October 1, 2002, by and between Jean-Louis Gassée and the Registrant.
10.26	Amendment to Severance Agreement dated November 1, 2002, by and between Sri Chandran and the Registrant.

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

Date November 14, 2002	COMPUTER ACCESS TECHNOLOGY CORPORATION

	By:	/s/ CARMINE J. NAPOLITANO
Carmine J. Napolitano Vice President, Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)

CERTIFICATION

I, Dan Wilnai, President, Chief Executive Officer, and Chairman of the Board of Directors of Computer Access Technology Corporation (the “Company”), certify that:

1.	I have reviewed this Amendment No. 1 to the quarterly report on Form 10-Q/A of the Company;

2.
Based on my knowledge, this Amendment No. 1 to the quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Amendment No. 1 to the quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this Amendment No. 1 to the quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Amendment No. 1 to the quarterly report;

4.
The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

(a)
designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Amendment No. 1 to the quarterly report is being prepared;

(b)
evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Amendment No. 1 to the quarterly report (“Evaluation Date”); and

(c)	presented in this Amendment No. 1 to the quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.	The Company’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of the Company’s Board of Directors:

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

6.
The Company’s other certifying officers and I have indicated in this Amendment No. 1 to the quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002

/s/ DAN WILNAI
Dan Wilnai President, Chief Executive Officer, and Chairman of the Board of Directors

CERTIFICATION

I, Carmine J. Napolitano, Vice President, Chief Financial Officer and Secretary of Computer Access Technology Corporation (the “Company”), certify that:

1.	I have reviewed this Amendment No. 1 to the quarterly report on Form 10-Q/A of the Company;

2.
Based on my knowledge, this Amendment No. 1 to the quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Amendment No. 1 to the quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this Amendment No. 1 to the quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Amendment No. 1 to the quarterly report;

4.
The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

(a)
designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Amendment No. 1 to the quarterly report is being prepared;

(b)
evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Amendment No. 1 to the quarterly report (“Evaluation Date”); and

(c)	presented in this Amendment No. 1 to the quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.	The Company’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of the Company’s Board of Directors:

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

6.
The Company’s other certifying officer and I have indicated in this Amendment No. 1 to the quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002

/s/ CARMINE J. NAPOLITANO
Carmine J. Napolitano Vice President, Chief Financial Officer and Secretary

CERTIFICATION

Each of the undersigned hereby certifies, for the purposes of section 1350 of chapter 63 of title 18 of the United States Code, in his capacity as an officer of the Company, that, to his knowledge, the Amendment No. 1 to the quarterly report of the Company on Form 10-Q/A for the period ended September 30, 2002, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Dated:    November 14, 2002

/s/ DAN WILNAI
Dan Wilnai President, Chief Executive Officer, and Chairman of the Board of Directors

Dated:    November 14, 2002

/s/ CARMINE J. NAPOLITANO
Carmine J. Napolitano Vice President, Chief Financial Officer and Secretary