Form 10-K
period 2002-12-31
COMPUTER ACCESS TECHNOLOGY CORP
filed 2003-03-21
CIK 1120155

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

Common Stock, $0.001 par value

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)  Yes  ☐  No  ☒

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant on June 28, 2002, based upon the closing sale price of $3.39 per share of Common Stock as of that date as reported on the Nasdaq National Market, was approximately $19.0 million. Shares of Common Stock held by officers, directors, and holders of more than 5% of the outstanding Common Stock have been excluded from this calculation because such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily conclusive for other purposes.

As of March 1, 2003, there were 19,455,315 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement (the “Proxy Statement”) to be mailed to stockholders in connection with the Registrant’s 2003 annual meeting of stockholders scheduled to be held in Santa Clara, California on Friday, May 23, 2003, are incorporated by reference into Part III of this report. Except as expressly incorporated by reference, the registrant’s Proxy Statement shall not be deemed to be part of this report.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and certain information incorporated herein by reference contain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements contained in this Report on Form 10-K that are not purely historical are forward-looking statements, including, without limitation, statements regarding our expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements. Forward-looking statements include, without limitation, the statements regarding (a) our intention to continue to focus our marketing efforts on certain strategies in the future, (b) our intention to continue to provide our customers with comprehensive sales and technical support and our belief that doing so is critical to remaining competitive, (c) our expectation that the change in our relationship with our North American resellers will not have a significant impact on our future operating results, (d) our expectation that we will continue benefiting from the trend toward increasingly being able to leverage customer satisfaction into new introductions and business relationships in the future; (e) our intention to expand our distribution efforts by pursuing relationships with additional distributors and manufacturer’s representatives in our current markets and with new distributors and manufacturer’s representatives in our future markets, under the heading “Item 1, Business—Marketing, Sales and Distribution;” the statement regarding our belief that our future success depends, to a large extent, upon our ability to develop new products for established and emerging communications standards and to add improved features to our existing products, under the heading “Item 1 Business—Research and Development;” the statements regarding (a) our belief that we have a competitive advantage as a result of our knowledge and expertise covering multiple communications standards, computer and software architecture and advanced ASIC and programmable logic design, (b) our intention to extend our technology base in the future to support additional emerging standards and our belief that our broad technology base allows us to quickly apply our expertise to new products and standards, under the heading “Item 1, Business—Technology;” the statements regarding (a) our expectation that competition will intensify in the future, (b) our belief that the principal factors in the competitive landscape are: product functionality; ease of product use; speed, stability and accuracy of our products; flexibility and programmability of our products; upgradability of our products; local support and service for our products; time to market with new products; breadth of our product offerings; and our price performance, (c) our belief that we compete favorably with respect to each of the factors listed above in section (b) and our belief that we have gained significant market share in some of our target markets as a result, (d) our belief that our success has been driven by our vertically integrated technology, ability to generate customer loyalty and ability to anticipate market trends, (e) our belief that we may also face competition from other companies with new technologies or products based on emerging communications standards or large companies that may enter our target markets, (f) the possibility that competing companies may develop or acquire technologies that address our target markets more effectively and at a lower cost and that such competitors may enter into strategic alliances or business combinations that increase their ability to innovate and address our markets, under the heading “Item 1, Business—Competition;” the statement regarding our expectation that we may be subject to infringement claims as the number of products and competitors in our markets grows and the functionality of products further overlaps, under the heading “Item 1, Business—Intellectual Property;” the statement regarding our expectation that we will not pay any dividends, under the heading “Part II, Item 5—Market for Registrant’s Common Equity and Related Stockholder Matters;” the statements regarding (a) our belief that our current cash, cash equivalents and short-term investments together with funds generated from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months, (b) the possibility that we may find it necessary to obtain additional equity or debt financing and that we may not be able to do so on acceptable terms or at all, (c) our belief that the adoption of certain standards will not have a material effect on our financial position or results of operations, under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” All forward-looking statements included in this document are subject to additional risks and uncertainties further discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—RISK FACTORS” and are based on information available to us on the date hereof. We assume no obligation to update any such forward-looking statements. It is important to note that our actual results could differ materially from those included in such forward-looking statements. These cautionary statements should be considered in the context of the factors listed below, as well as those disclosed from time to time in our reports on Forms 10-Q and 8-K and our Annual Reports to Stockholders.

PART I

Item 1.    Business

Computer Access Technology Corporation is a provider of advanced verification systems and connectivity products for existing and emerging digital communications standards. Our products are used by semiconductor, device, system and software companies at each phase of their products’ lifecycles from development through production and market deployment.

We have expertise in the Bluetooth, Ethernet, Fibre Channel, IEEE 1394, InfiniBand, PCI Express, SCSI, Serial ATA and USB standards and are actively engaged with our customers throughout their development and production processes. Utilizing our easy to use, color-coded, expert analysis software, the CATC Trace™, our development products generate, capture, filter and analyze high-speed communications traffic, allowing our customers to quickly discover and correct persistent and intermittent errors and flaws in their product design. Our production products are used in manufacturing to ensure that products comply with standards and operate with other devices, as well as assist system manufacturers in downloading software onto new computers. Our connectivity products translate communications traffic between USB and Ethernet and enable reliable, uninterrupted service for broadband Internet access. Our connectivity products also allow for simple installation and incorporate an application specific integrated circuit, or ASIC, and our proprietary embedded software and software drivers.

We have three reportable segments: development products, production products and connectivity products. Further segment and geographic information is included in Note 10 of the Notes to Consolidated Financial Statements included in this report.

Computer Access Technology Corporation was incorporated in California in 1992 and reincorporated in Delaware in 2000. Our headquarters are located at 2403 Walsh Avenue, Santa Clara, California 95051. We maintain a World Wide Web site at www.catc.com. The reference to this World Wide Web site address does not constitute incorporation by reference of the information contained therein.

Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, and the proxy statement for our annual meeting of stockholders are made available, free of charge, on our website, www.catc.com, as soon as reasonably practicable after the reports have been filed with or furnished to the Securities and Exchange Commission.

Industry Background

The Demand for Digital Communications Is Growing

The demand for digital information has accelerated the need for communications among multiple electronic devices and in various markets, including computers, telecommunications, networking, storage, consumer electronics and others, such as aerospace, automotive, industrial automation, medical instrumentation and robotics. This growing demand centers on widespread, broadband transmissions of digital information, including Internet access, data storage and rich media content. Communication among digital devices, or connectivity, occurs over a variety of physical media, such as copper wire and fiber optic cable, and wireless technologies with rapidly fluctuating frequencies.

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

Communications Standards Are Becoming Increasingly Complex

Digital devices communicate by sending electronic signals through a transmission channel according to a specified protocol. A protocol is the set of detailed rules that governs both the channel and the device hardware and software, and regulates the manner in which the signals are sent. The channel and the protocol are both typically specified in a formal communications standard. For communication to be successful, each device must recognize and follow the same standard.

Early communications standards were relatively simple, typically involving low speed communications between two simple devices connected directly by copper wire. Current standards are increasingly complex, typically involving high-speed communications among multiple sophisticated devices indirectly linked to other devices and across various physical media, including copper wire and fiber optic cables, and wireless technologies with rapidly fluctuating frequencies. As a result, standards that were expressed initially in only a few pages of text may now extend to over a thousand pages. The specifications for these standards are broadly available, which facilitates interoperability of hardware and software products from different manufacturers.

A standard is typically introduced by several leading technology and infrastructure companies. These core or promoter companies comprise the nucleus of independent communications standards groups, sometimes referred to as implementers’ forums, trade associations or special interest groups. These groups assist in the development, implementation, promotion, and compliance with the standards. As commercial interest in a standard increases, the communications standards group typically expands to include system and device manufacturers and service providers. The promoter companies typically remain closely associated with the standard throughout its lifecycle.

A standard is implemented over a lifecycle that includes three overlapping phases: development, production and market deployment. The development phase covers the development and production of the semiconductors and software, including embedded software, protocol stacks and device drivers, that are the building blocks for products and applications. During the production phase, system and device manufacturers apply these building blocks to construct their unique products and applications. The market deployment phase covers the introduction and sale of products and applications in the market. Similarly, products associated with a particular standard follow their own unique lifecycle from development through production, deployment and operation.

Emerging Standards Promote Digital Communications

Many communications standards are emerging to meet the growing demand for digital connectivity in the computer, telecommunications, networking, storage, consumer electronics and other industries. The characteristics of each standard, including its principal uses, physical medium, transmission speed and distance covered, vary greatly. Examples of emerging standards include the following:

Bluetooth Wireless Technology.    The Bluetooth standard, or Bluetooth wireless technology, enables low speed, wireless connectivity among computers, telecommunication devices, such as mobile telephones, and consumer electronics devices, such as personal digital assistants and headphones. Bluetooth wireless technology was introduced in 1998. The promoter group consists of 3Com, Agere, Ericsson, IBM, Intel, Microsoft, Motorola, Nokia and Toshiba and, as of December 31, 2002, the Bluetooth Special Interest Group had over 2,100 member companies. Bluetooth wireless technology operates through radio waves with rapidly fluctuating frequencies at speeds of up to 1 megabits per second, or Mbps, over distances of up to 100 meters. Bluetooth products are just reaching the consumer markets at the present time and already the Bluetooth specification is being enhanced further. Changes in the specification designed to enhance the usability and acceptance of Bluetooth include: shorter connection times, less interference with other devices operating in the same 2.4 GHz band, improved voice channel capabilities, better support for devices that operate simultaneously in multiple “piconets” and increased security.

Ethernet.    Ethernet enables high-speed connection among computers and peripheral devices in local area networks. Ethernet was introduced in 1980 by Digital Equipment Corporation, Intel, and Xerox and, in 1983, the IEEE released the first IEEE standard for Ethernet technology. Ethernet technology operates over coaxial cable, twisted pair wiring or fiber optic cable at speeds of up to 10 MBps over distances of up to 2000 meters. The IEEE has released newer versions of the Ethernet technology: Fast Ethernet in 1995, which operates at speeds up to 100 MBps, Wireless Ethernet in 1997 that operates at speeds up to 10 MBps, Gigabit Ethernet in 1998, which operates at speeds up to 1 gigabits per second, or Gbps, and 10 Gbps Ethernet was released in June 2002.

Fibre Channel.    Fibre Channel enables reliable, cost-effective information storage and delivery at very high-speeds. Fibre Channel development started in 1988 and the ANSI standards body approved the first revision in 1994. Fibre Channel is designed to deliver 1 and 2 Gbps communications and gives users the option to develop storage networks with configuration choices at different price points, levels of scalability and availability. Fibre Channel is a layered protocol that supports additional storage or networking protocols such as SCSI, IP, VI, and ESCON, thus offering many choices for storage connectivity, cluster computing and network interconnect. The Fibre Channel Industry Association (FCIA) promotes Fibre Channel adoption and has more than 150 members.

IEEE 1394.    The IEEE 1394a standard, commonly known as 1394, FireWire or i.Link, enables high-speed connectivity among computers, peripheral devices and consumer electronic devices, including audio systems, television sets, digital cameras, video recorders, video players and game consoles. 1394 was introduced in 1987 and was ratified by the IEEE in 1995. The promoter group includes Apple, Canon, Compaq, IBM, Intel, Microsoft, NEC, Philips, Sony, Sun Microsystems, Texas Instruments and Yamaha and, as of December 31, 2002, the 1394 Trade Association had over 80 member companies. 1394 enables connectivity through copper wire at speeds of up to 400 Mbps over distances of up to four and one-half meters. This speed increases to up to 3.2 Gbps over distances of up to 100 meters in the 1394b standard approved in April 2002.

InfiniBand.    The InfiniBand standard enables high-speed connectivity inside computers and among computers and storage devices in storage area networks. InfiniBand was introduced in 1999 and is expected to supplement the Fibre Channel standard for communications in storage area networks. The promoter group consists of Compaq, Dell, Hewlett-Packard, IBM, Intel, Microsoft and Sun Microsystems and, as of December 31, 2002, the InfiniBand Trade Association had over 100 members. InfiniBand operates over copper wire and fiber optic cable at speeds of up to 6 Gbps over distances of up to ten meters for copper wire and ten kilometers for fiber optic cable.

PCI Express.    PCI Express is an emerging standard that was introduced in 2002 and is intended to enhance the Peripheral Connect Interface, or PCI, architecture spanning multiple computer market segments: clients (desktop and mobile), servers (standard and enterprise), embedded computers and communication devices. PCI Express allows system original equipment manufacturers, or OEMs, and peripheral developers room for product versatility and market differentiation without the burden of carrying obsolete interfaces or losing compatibility. The promoter group consists of Compaq, Dell, IBM, Intel and Microsoft. As of March 2003, the Peripheral Component Interconnect-Special Interest Group (PCI-SIG) had more than 900 members.

SCSI.    SCSI allows different peripheral devices such as disks and tapes to be interconnected on the same bus. SCSI was invented in the 1970’s by Shugart Associates and was initially called Shugart Associates Systems Interface (SASI), an 8 bit parallel bus providing 1.5 MBps throughput. ANSI accepted this as a standard and renamed it Small Computer System Interface (SCSI) in 1986. Since then SCSI has gone through several evolutions to provide more speeds, cable lengths and features – SCSI 1, SCSI 2 and SCSI 3 including Narrow, Wide, Fast, Ultra, Ultra 2, Ultra 160 and Ultra 320. Ultra 320 is the latest of the approved standards providing 320 MBps throughput. The SCSI Trade Association formed in 1996 promotes the understanding and usage of SCSI technology.

Serial ATA.    The Serial ATA standard enables high-speed internal storage connections for desktops and mobile computers. Serial ATA was introduced in 2000 and is expected to replace Parallel ATA, the standard used to connect storage devices such as hard drives, DVD and CD drives, and others to the motherboard. The promoter group consists of APT Technologies, Dell, Intel, Maxtor and Seagate and as of March 2003, the Serial ATA Working Group had more than 80 members. Serial ATA operates over copper wire at speeds up to 1.5 GBps over distances of up to one meter.

Universal Serial Bus.    The Universal Serial Bus standard, or USB, enables low, medium and high-speed connectivity between computers and peripheral devices, including keyboards, mice, printers, scanners, joysticks and cameras, using plug and play technology. USB was introduced in 1995 and replaces the serial, parallel, mouse and keyboard ports. The specifications for the second version of USB, or USB 2.0, were released in April 2000. The promoter group for USB consists of Compaq, Hewlett-Packard, Intel, Lucent, Microsoft, NEC and Philips and as of March 2003, the USB Implementers Forum had over 900 member companies. USB enables connectivity through copper wires at speeds of up to 480 Mbps over distances of up to five meters.

Other Standards.    There are many other existing and emerging communications standards at different stages in their respective lifecycles such as Digital Subscriber Line, or DSL, 802.11, Home RF and Global System for Mobile communication, or GSM.

Products

We offer advanced design and production verification systems for the Bluetooth, Ethernet, Fibre Channel, IEEE 1394 InfiniBand, PCI Express, SCSI, Serial ATA and USB standards, as well as production and commercial connectivity products for the USB, Bluetooth and Ethernet standards. We currently sell all of the products listed below.

Development Products

Our development products are advanced verification systems that assist hardware and software manufacturers in the efficient design of reliable and interoperable systems and devices. Most of these systems utilize our proprietary expert analysis software, the CATC Trace, which displays communications traffic in searchable, color-coded packets. Our development products consist of the following:

PETracer™.    PETracer is a PCI Express x1 Advanced Verification System that was announced in the first quarter of 2003. The PETracer is a high impedance, non-intrusive analyzer, capturing, processing and analyzing PCI Express traffic on a single link. Developers use the PETracer expert analysis CATC Trace software running on a PC to define recording, triggering and filtering conditions and to view, process and analyze trace results. The CATC Trace software provides an intuitive and graphical display of protocol traffic for faster interpretation and debug of PCI Express systems.

FCTracer™.    FCTracer, announced in the first quarter of 2003, is a powerful Fibre Channel test and debug analyzer that combines non-intrusive, multi-port recording with hardware triggering and FC-4 level protocol decoding. Utilizing the intuitive CATC Trace expert analysis software, it allows designers and validation engineers to pinpoint intermittent problems in Fibre Channel networks and provides high-level traffic reports that help identify and explain performance issues.

SATrainer™.    The SATrainer is an add-on traffic generation module for our SATracer Serial ATA protocol analyzer that we introduced in the first quarter of 2003. It allows designers and validation engineers to transmit valid and invalid traffic to emulate host or device-side serial ATA communications. SATrainer features error injection capabilities that permit observation of device behavior under faulty link conditions.

BTTracer/Trainer™.    The BTTracer/Trainer, introduced in the fourth quarter of 2002, combines a Bluetooth protocol analyzer and exerciser into a single CATC Universal Protocol Analyzer System™ module. The BTTracer/Trainer provides a robust, flexible and efficient integrated environment for Bluetooth developers, testers and verifiers. It can also be upgraded to work with future releases of the Bluetooth specification. The BTTracer/Trainer automatically synchronizes the exerciser with the analyzer to easily capture test results and its interfaces make it simple to inject user defined errors, jitter or write complete verification test suites using a simple scripting language.

USBMobile™.    The USBMobile Protocol Analyzer is the latest member of our USB development and test tools, introduced in the fourth quarter of 2002. The industry’s first full-featured USB protocol analyzer in PC card format, the USBMobile Protocol Analyzer offers engineers a portable, low-cost solution for accurately and efficiently debugging, testing and verifying Full and Low (Classic) speed USB semiconductors, devices, software and systems. Utilizing a compact PC card format, the USBMobile Protocol Analyzer enables users to perform analysis tasks virtually anywhere—extending beyond the lab environment to personal workstations.

IBTracer 4X™.    The IBTracer 4X, introduced in the third quarter of 2002, allows engineers to perform product compliance verification testing and perform analysis and problem resolution with the latest Infiniband specification for high-bandwidth server-to-server communication applications.

IBTrainer™.    The IBTrainer is an InfiniBand 4X exerciser was introduced in the third quarter of 2002. The IBTrainer helps engineers verify the reliability of their products. The IBTrainer can emulate an end-node or generate arbitrary sequences within an InfiniBand 4X network. It also allows engineers to validate compliance with the InfiniBand specification using scripts developed by the InfiniBand Trade Association and available to its members. IBTrainer is an Agilent Technologies product that we sell under our brand name according to the terms of an OEM agreement with Agilent.

Merlin Mobile™.    The Merlin Mobile, our second-generation Bluetooth protocol analyzer, was introduced in the third quarter of 2002 and has won industry awards for its unique design, simple to use graphical interfaces and robust capabilities. Packaged in a PC card format, the Merlin Mobile is designed for customers concerned about cost and portability. Merlin Mobile provides all the Bluetooth capture and decode capabilities of the Merlin system and its 32MB of recording memory allows customers to quickly pinpoint issues or areas of interest.

Verisys SV-8320™.    The Verisys SV-8320 was introduced in the first quarter of 2002. The Verisys SV-8320 is a SCSI analysis system that provides fast and accurate debug, test and verification of Ultra320 devices and systems. Its unique combination of power and portability enables OEMs to bring SCSI compatible products to market faster.

SATracer™.    SATracer, our first generation Serial ATA product, was introduced in the third quarter of 2001. SATracer was our fourth module for the CATC Universal Protocol Analyzer System SATracer is a non-intrusive protocol analysis system that facilitates efficient and accurate debug, test and verification of Serial ATA semiconductors, devices, systems. SATracer also provides Serial ATA traffic capture, display and expert analysis using the CATC Trace software.

USBTrainer™.    The USBTrainer, our second generation USB test generator product, was introduced in the second quarter of 2001. USBTrainer was our third module for the CATC Universal Protocol Analyzer System, and is easily configured and controlled by a PC via a USB port. The USBTrainer is a development and test tool that serves as a flexible USB host for the development of USB devices, hubs and integrated circuits. The USBTrainer enables stress/limit testing of USB designs and permits observation of design behavior under faulty bus conditions.

USBTracer™.    USBTracer, our fifth generation USB analyzer product, was introduced in the second quarter of 2001. USBTracer was our second module for the CATC Universal Protocol Analyzer System. The USBTracer interfaces with standard USB cables and connections to capture and display all speeds of USB bus traffic, providing intuitive and powerful expert analysis with the CATC Trace software.

Merlin’s Wand™.    Merlin’s Wand, our first generation Bluetooth wireless test generator product, was introduced on the second quarter of 2001. Through its software interface, designers and test technicians are able to quickly and easily issue protocol commands and test sequences emulating different types of Bluetooth devices and to analyze or validate designs to ensure compliance to the Bluetooth specification. When used in conjunction with the Merlin or the Merlin Mobile protocol analyzers, the user has the ability to both generate piconet traffic and record that information as it is generated, which provides for the creation of fully automated test processes.

IBTracer™.    IBTracer, our first generation InfiniBand protocol analyzer, was introduced in the first quarter of 2001. IBTracer was our first module for the CATC Universal Protocol Analyzer System. IBTracer uses hardware triggering to capture real-time events and hardware filtering to preserve memory and assist in pinpointing data of interest. It is easily configured and controlled by a PC via its USB port. IBTracer interfaces with standard InfiniBand cables and connectors to capture and display high-speed InfiniBand traffic. Recorded data can be searched for specific data, errors or other desired conditions using the intuitive and powerful CATC Trace analysis software.

Universal Protocol Analyzer System™.    Universal Protocol Analyzer System, our architecture for communications protocol analysis, test and verification, was introduced in the first quarter of 2001. The Universal Analyzer includes a base unit, which utilizes plug-in modules that support multiple protocols and a modular software architecture. The modules observe and capture specific bus and protocol traffic and present it to the user for further analysis. Additional modules allow for generation of both legal and illegal protocol traffic, assisting engineers in exercising their new designs, resulting in improved quality and interoperability of their new products.

Merlin™.    Merlin, our first generation Bluetooth wireless protocol analyzer, was introduced in the first quarter of 2000. It was the first analyzer for the Bluetooth standard delivered to the market and our first analyzer for wireless communications. Merlin is a non-intrusive design verification system that provides Bluetooth network traffic capture, display and analysis.

Advisor™.    Advisor, our fourth generation USB bus and protocol analyzer, was introduced in the first quarter of 2000. It was the first USB 2.0 analyzer delivered to the market and builds on our growing experience and knowledge of the development community’s needs. Advisor captures, displays and analyzes signals transmitted at all three USB speeds, 1.5, 12 and 480 Mbps.

Chief ™.    Chief, our third generation USB bus and protocol analyzer, was introduced in the first quarter of 1999. It incorporates advanced features, including dual channel recording, advanced triggering with event counting and sequencing capability, and automatic class and vendor specific decoding. Chief also incorporates software that operates as a stand-alone viewer and is backward compatible with the capture files from our earlier analyzers, the Detective and Inspector. The Chief Plus version permits simultaneous USB bus traffic generation.

FireInspector™.    FireInspector, our first generation 1394 bus and protocol analyzer, was introduced in the second quarter of 1998. FireInspector was the first of our bus and protocol analyzers to incorporate our proprietary BusEngine technology. All of our subsequently developed analyzers are based on this modular design. The FireInspector Plus version permits simultaneous 1394 bus traffic generation.

Production Products

Our production verification systems are also designed to assist computer manufacturers in volume production of reliable devices and systems and software downloads onto new computers. Our production products consist of the following:

EL200™.    EL200, an industrial device that links USB 2.0 and Ethernet 10/100, was introduced in the first quarter of 2002. The EL200 is used on the production line by computer manufacturers and assembly houses for loading software on the hard drives of newly manufactured systems. The EL200 device connects a computer operating under the DOS operating system to an Ethernet network through a USB 2.0 port. EL200 conforms to both USB 2.0 and Ethernet specifications and is capable of speeds ten times faster than the previous version, the EL2.

UPT2™.    UPT2, our third generation USB production verification system, was introduced in the fourth quarter of 2001. UPT2 is used as a universal verification system on the production line by integrated circuit, circuit board, computer system and hub manufacturers to verify compliance with USB2.0/1.1 specifications and is capable of testing up to four USB host ports simultaneously.

USB4DOS™.    USB4DOS, a software product for the DOS operating system, was introduced in the first quarter of 1999. It provides USB support under DOS for production line verification and embedded applications. USB4DOS is either sold separately or bundled with our EL200 product.

HPT™.    The host production tester, or HPT, our first generation USB port verification system, was introduced in the third quarter of 1996. HPT is used on the production line by integrated circuit, circuit board and computer system manufacturers to verify compliance with USB specifications. It is capable of verifying compliance in computers with one or two USB ports in less than ten seconds.

Connectivity Products

Our connectivity products are designed to assist broadband Internet service providers in delivering convenient and dependable service and device manufacturers in producing reliable products. Our connectivity products consist of the following:

NetMate Plus™.    NetMate Plus, an integrated USB hub and connectivity device that links USB and Ethernet channels, was introduced in the fourth quarter of 1999. It provides the ability to connect up to four low or full speed USB devices, in conjunction with an Ethernet network, to any USB enabled desktop or portable computer. NetMate Plus, which conforms to both the USB and Ethernet standards, has a transfer rate of more than 6 Mbps.

USB-EL1210A™.    USB-EL1210A, a USB/Ethernet Controller ASIC, was introduced in the third quarter of 1999. This ASIC combines the functionality of a USB controller and an Ethernet controller. We use EL1210A in our NetMate products and also sell it for use by other commercial connectivity device manufacturers.

NetMate™.    NetMate, a commercial device that links USB and Ethernet channels, was introduced in the fourth quarter of 1998. It is used primarily for cable and DSL broadband Internet access by suppliers of these services. NetMate provides plug and play connectivity and eliminates the need to insert cards or shut down the system upon connection. NetMate consists of a small hardware device and the associated Windows software that add a standard Ethernet interface to a USB-equipped computer. NetMate has been tested successfully by the Microsoft Windows Hardware Quality Labs to ensure that NetMate meets Microsoft standards for compatibility with the Windows operating systems.

Customers

Our customers include semiconductor, device, system and software companies and our distributors and value-added resellers. Collectively, our top five customers accounted for approximately 41.6% of our revenue in the year ended December 31, 2002. For the year ended December 31, 2002, Toyo, our primary distributor in Japan, accounted for 18.3% of our revenues and LeColn Technology Co. Ltd., our primary distributor in Taiwan and China, accounted for 10% of our revenues. No other customer accounted for 10% or more of our revenues during the year ended December 31, 2002. In addition, we recognized approximately 59.3% of our revenue from sales to our international customers in the same period.

Marketing, Sales and Distribution

Our marketing efforts focus on developing corporate and product strategies and increasing our brand and product awareness. Our marketing group leads the creation of our strategic corporate direction and develops our product roadmap, including market studies, business potential analysis, competitive positioning, functional requirements and product lifecycle planning. Our product strategy focuses on continuously expanding the capability of our products and the breadth of our product lines to address an increasingly large portion of our customers’ needs. Our brand and product awareness initiatives center on our strategic relationships with the core or promoter companies and also include active participation in communications standards groups, trade shows, compliance workshops and industry conferences. Our marketing group also provides technical and strategic sales support to our direct sales personnel, resellers and international distributors, including in-depth product training, technical manuals, sales tools, pricing, marketing communications, marketing research, trademark administration and other support functions. We intend to continue to focus our marketing efforts on these strategies in the future.

Our sales efforts are dedicated to establishing and maintaining long-term customer relationships. This support emphasizes customer satisfaction and includes the expertise and resources necessary for customers to use our products successfully. We provide product documentation, technical information and software bug fixes through our web site. We intend to continue to provide our customers with comprehensive sales and technical support and believe that this is critical to remaining competitive. We offer software maintenance support contracts for certain of our development products entitling customers to product updates and telephone technical support.

Our distribution channels through 2002 included a direct sales force and a network of distributors, manufacturer’s representatives and value-added resellers. In January 2002, we altered our relationship with our North American resellers by converting them to manufacturer’s representatives and we are now accepting orders directly from our customers while our manufacturer’s representatives provide only sales support. We do not expect this change in relationship to have a significant impact on our future operating results. We have also continued to add North American channel resources as manufacturer’s representatives to support the expansion of our sales efforts.

Our direct sales force maintains close contact with our customers and also provides support to our manufacturer’s representatives. We sell our products in Asia and Europe through distributors. Our direct sales force also maintains close contact with these distributors, which provide both sales and support in the countries they cover. To date, we have established relationships with distributors and manufacturer’s representatives in over 25 countries in Asia, North America and Europe. We are increasingly able to leverage customer satisfaction and our service-oriented approach to gain valuable introductions that have led to additional sales to existing customers and initial sales to new customers. We expect to continue benefiting from this trend in the future. In addition, we intend to expand our distribution efforts by pursuing relationships with additional distributors and manufacturer’s representatives in our current markets and with new distributors and manufacturer’s representatives in our future markets. Managing our distribution channels has become more complex as we have expanded both our product lines and our geographic presence. As a result, it has also become increasingly critical that we optimize our distribution channels around complementary products and users.

Research and Development

We believe that our future success depends, to a large extent, upon our ability to develop new products for established and emerging communications standards and to add improved features to our existing products. Our research and development efforts are focused on the development of technology and products that will enhance our position in our future markets.

As of December 31, 2002, we employed 28 people in our research and development organization. Our research and development team is comprised of hardware and software design engineers with expertise in the design and application of computer and communications systems and devices, semiconductor devices, embedded software, software drivers and software applications. As part of our research and development activities, we are also engaged in formal and informal relationships with our customers worldwide as well as special interest groups for emerging communications standards. Our research and development expenses were approximately $7.4 million in the year ended December 31, 2002, $7.3 million in the year ended December 31, 2001, and $4.9 million in the year ended December 31, 2000.

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

Expertise in Multiple Standards.    We have expertise in several communications standards including Bluetooth wireless technology, Ethernet, Fibre Channel, IEEE 1394, InfiniBand, PCI Express, SCSI, Serial ATA and USB and intend to extend our technology base to support additional emerging standards. We believe that our broad technology base allows us to quickly apply the expertise and technology incorporated in our existing product lines to new standards and products.

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

Although we use standard parts and components for our products where possible, we currently purchase a few key components used in the manufacture of our products from single or limited sources. Our principal single source component suppliers include Agilent, Altera, Cypress Semiconductor, Ericsson, Intel, LSI Logic, SMSC, and Xilinx. Currently, purchase commitments with our single or limited source suppliers are on a purchase order basis. Any interruption or delay in the supply of any of these components, or the inability to procure these components from alternate sources at acceptable prices and within a reasonable time, would substantially harm our business. In addition, qualifying additional suppliers could be time-consuming and expensive and might increase the likelihood of errors.

Competition

Our markets are highly competitive, and we expect competition to intensify in the future. We believe that the principal factors of competition are:

•	product functionality;

•	ease of product use;

•	speed, stability and accuracy of products;

•	flexibility and programmability of products;

•	upgradability of products;

•	local support and service for products;

•	time to market with new products;

•	breadth of product offerings; and

•	price performance.

We believe that we compete favorably with respect to each of these factors and have gained significant market share in some of our target markets as a result. We believe our success has been driven by our vertically integrated technology, ability to generate customer loyalty and ability to anticipate market trends.

The markets for advanced verification and connectivity products for emerging communications standards are highly competitive. We compete with multiple companies in various markets, including Arca, Frontline, Mobiwave and Tektronix, in the market for Bluetooth wireless technology products, Ancot, Finisar and I-Tech in the market for Fibre Channel products, Dap Design and Yokagawa in the market for IEEE 1394 products, Agilent and Finisar in the market for InfiniBand products, Agilent, Catalyst and Data Transit Corporation in the market for PCI Express products, Ancot, Innotech and I-Tech in the market for SCSI products, Data Transit Corporation in the market for Serial ATA products, and Catalyst Enterprises and Data Transit in the market for USB products. In addition to these competitors, we may also face competition from other companies with new technologies or products based on emerging communications standards or large companies that may enter our target markets. Any of these or other potential competitors, as well as our existing competitors, may develop or acquire technologies that address our target markets more effectively and at a lower cost. In addition, these competitors may enter into strategic alliances or business combinations that increase their ability to innovate and address our markets.

Intellectual Property

We rely on a combination of copyright, trademark and trade secret laws to protect our intellectual property. In addition, we have six patents pending. However, we believe that factors such as the creativity and technological skills of our personnel, new product developments, frequent product enhancements, reliable customer service and product maintenance are essential to establishing and maintaining a technology leadership position. Many of our products contain elements that we consider proprietary, including the CATC Trace in our development products and the embedded software and software drivers in our connectivity products. We cannot provide any assurance that other companies will not develop technologies that are similar or superior to our technology. Despite our efforts to protect our intellectual property rights, existing laws and our contractual arrangements provide only limited protection. Unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Monitoring unauthorized use of our products is difficult, and we cannot be certain that the steps we have taken will prevent unauthorized use of our intellectual property, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. Expensive litigation may be necessary in the future to enforce our intellectual property rights. Our failure to enforce and protect our intellectual property rights or any adverse change in the laws protecting intellectual property rights could harm our business.

We expect that we will be subject to infringement claims as the number of products and competitors in our markets grows and the functionality of products further overlaps. From time to time, we may receive letters from third parties, including some of our competitors, alleging that our products infringe these parties’ patent or other intellectual property rights. At present, we do not believe that our products infringe any other party’s intellectual property rights. If any claims cannot be resolved through a license or similar arrangement, we could become a party to litigation. The results of any litigation are inherently uncertain. In the event of an adverse result in any litigation with third parties that could arise in the future, we could be required to pay substantial damages, including treble damages if we are held to have willfully infringed, to cease the manufacture, use and sale of infringing products, to expend significant resources to develop noninfringing technology, or to obtain licenses to the infringing technology. In addition, lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and would divert management time and attention from our business.

We may become involved in legal proceedings against other parties, which may also cause other parties to assert claims against us. We report material pending legal proceedings, if any, under the separate caption “Item 3. Legal Proceedings” elsewhere in this report.

Employees

As of December 31, 2002, we had 68 employees. Of these individuals, 22 were in sales and marketing, 28 were in research and development, 9 were in operations and 9 were in finance and administration. Our employees are not represented by any collective bargaining unit, and we believe our relations with our employees are satisfactory.

Item 2.    Properties

Our principal executive and administrative offices are located in a leased facility consisting of approximately 14,000 square feet of office space in Santa Clara, California. As of December 31, 2002, we were renting this facility on a month-to-month basis. We believe our existing facilities are adequate to meet our current and projected needs, or that suitable additional or substitute space will be available as needed.

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

The case was tried before a jury, with trial commencing on October 28, 2002. On November 15, 2002, a unanimous jury returned a verdict finding that we own valid trademark rights in our CATC Trace design and that Catalyst infringed our trademark, that Catalyst violated the federal and state unfair competition statutes, and that Catalyst acted willfully when it violated the unfair competition statutes. The jury further found that Catalyst did not infringe our copyright and that we did not prove that our CATC Trace design is protectible trade dress. On November 26, 2002, the Court heard our request for injunctive relief and restitution under federal and state law and, by an order issued the same day, the Court stayed execution of the judgment and deferred ruling on the equitable relief claims pending resolution of Catalyst’s motion for judgment as a matter of law, or alternatively, for retrial.

On January 10, 2003, the Court held a hearing on Catalyst’s motion for judgment as a matter of law or, alternatively, for retrial of the trademark, federal and state unfair competition causes of action. On February 18, 2003, the Court granted Catalyst’s motion for a new trial on the claims of trademark infringement and violation of federal and state unfair competition statutes by Catalyst. The Court furthermore granted our motion for retrial on our claims of copyright and trade dress infringement.

We are currently considering our options and cannot predict the outcome of this litigation at this time.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

Market Information

Our Common Stock is traded publicly on the Nasdaq National Market under the symbol “CATZ.” Our stock began trading on November 10, 2000. The following table lists the high and low sales prices of our Common Stock for each fiscal period indicated beginning on November 10, 2000:

	2002		2001
	High	Low	High	Low
Fiscal quarter ended March 31	$6.45	$3.85	$16.00	$4.44
Fiscal quarter ended June 30	4.90	2.80	6.95	3.45
Fiscal quarter ended September 30	3.45	1.35	6.50	3.95
Fiscal quarter ended December 31	3.00	1.60	5.20	3.37

At March 1, 2003, the approximate number of common stockholders of record was 34.

We have never paid any cash dividends on our capital stock and do not expect to pay any such dividends in the next twelve months.

For the year ended December 31, 2002, the Company used $3.0 million to fund operations, an additional $980,000 for the acquisition of a subsidiary, and we acquired $289,000 of property and equipment. The remaining $34.4 million of net proceeds from our initial public offering was held in various cash, cash equivalent and investment accounts as of December 31, 2002.

Item 6.    Selected Financial Data

The following selected financial data are qualified by reference to and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto included elsewhere in this annual report on Form 10-K. The historical results are not necessarily indicative of future results.

Selected Consolidated Financial Data

	Years Ended December 31,
	2002	2001	2000	1999	1998
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue	$14,446	$16,770	$21,549	$12,506	$6,771
Cost of revenue	2,995	4,259	5,190	3,136	1,437
Amortization of acquired developed technology	319	—	—	—	—

Gross profit	11,132	12,511	16,359	9,370	5,334

Operating expenses:
Research and development	7,382	7,278	4,903	3,538	2,572
Sales and marketing	4,813	3,162	2,164	1,194	800
General and administrative	5,159	2,933	1,507	434	345
Goodwill impairment	1,427	—	—	—	—
Acquired in-process research and development	410	—	—	—	—
Amortization of purchased intangibles	266	—	—	—	—
Restructuring expenses	808	—	—	—	—
Amortization of deferred stock-based compensation	395	3,643	3,823	1,320	452

Total operating expenses	20,660	17,016	12,397	6,486	4,169

Income (loss) from operations	(9,528)	(4,505)	3,962	2,884	1,165
Other income, net	727	1,868	719	138	80

Income (loss) before provision for (benefit from) income taxes	(8,801)	(2,637)	4,681	3,022	1,245
Provision for (benefit from) income taxes	(1,702)	(70)	3,468	1,760	708

Net income (loss)	$(7,099)	$(2,567)	$1,213	$1,262	$537

Net income (loss) per share:
Basic	$(0.37)	$(0.14)	$0.08	$0.09	$0.04

Diluted	$(0.37)	$(0.14)	$0.07	$0.08	$0.04

Weighted average shares outstanding
Basic	19,205	18,733	15,181	14,286	14,286

Diluted	19,205	18,733	16,392	15,084	15,079

	December 31,
	2002	2001	2000	1999	1998
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$43,751	$47,561	$47,696	$4,195	$2,215
Working capital	45,811	50,562	49,142	5,773	3,005
Total assets	50,530	53,888	53,892	7,654	3,926
Total debt	—	—	—	—	—
Total stockholders’ equity	47,202	52,016	50,157	6,027	3,202

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Report on Form 10-K contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, including statements regarding our expectations, hopes, intentions, beliefs or strategies regarding the future. Actual results could differ materially from those projected in any forward-looking statements for the reasons noted under the sub-heading “RISK FACTORS” and in other sections of this Report on Form 10-K. All forward-looking statements included in this Form 10-K are based on information available to us on the date of this Report on Form 10-K, and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. See “RISK FACTORS” below, as well as such other risks and uncertainties as are detailed in our Securities and Exchange Commission reports and filings for a discussion of the factors that could cause actual results to differ materially from the forward-looking statements.

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with “Selected Consolidated Financial Data” and our consolidated financial statements and accompanying notes.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our consolidated financial statements in conformity with generally accepted accounting principles requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We believe the following critical accounting policies, among others, affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

We report our revenue and gross profit in three business segments: development; production; and connectivity products. Due to the significant software content of our products, we recognize revenue in accordance with Statement of Position, or SOP, 97-2, Software Revenue Recognition. Under SOP 97-2, we recognize revenue to distributors, resellers and end users upon shipment provided that there is persuasive evidence of an arrangement, the product has been delivered and title has passed, the fee is fixed or determinable and collection of the resulting receivable is reasonably assured. We do not provide distributors, resellers or end-user customers price protection, or rights to return or exchange products. Generally, our distributors do not maintain inventory; however, they have the right to return inventory upon termination of their distribution agreement. We review inventory levels held by distributors, if any, quarterly to ensure that any potential returns in the event of termination are not material. When we have shipped products but some elements essential to the functionality of the products have not been completed, revenue and associated cost of revenue are deferred until all remaining elements have been delivered. Software maintenance support revenue is deferred and recognized ratably over the maintenance support period. Provisions for warranty costs are recorded at the time products are shipped.

Our cash equivalents and short-term investments are placed in portfolios managed by three professional money management firms under the investment guidelines we have established. These guidelines address the critical objectives of preservation of principal, avoiding inappropriate concentrations, meeting liquidity requirements and delivering maximum after-tax returns. We classify all highly liquid investments purchased with an original maturity of 90 days or less to be cash equivalents and those with a maturity greater than 90 days but less than one year to be short-term investments. Cash equivalents and short-term investments consist principally of investments in commercial paper, investment quality corporate and municipal bonds, money market funds, collateralized mortgage obligations, and U.S. government agency securities.

We account for income taxes under the liability method, which requires, among other things, that deferred income taxes be provided for temporary differences between the tax bases of our assets and liabilities and their financial statement reported amounts. In addition, deferred tax assets are recorded for the future benefit of utilizing net operating losses and research and development credit carryforwards. A full valuation allowance is provided against deferred tax assets unless it is more likely than not that they will be realized. As of December 31, 2002, we have provided a full valuation allowance for our net deferred tax assets as we cannot predict that these amounts will be realized through taxable income from future operations, or by carryback to prior years’ taxable income.

Our purchased intangible assets totaled $305,000 as of December 31, 2002. We are required to make judgments about the recoverability of these assets whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. In order to make such judgments, we are required to make assumptions about the value of these assets in the future including future prospects for earnings and cash flows of the businesses underlying these investments. Judgments and assumptions about the future are complex, subjective and can be affected by a variety of factors including industry and economic trends, our market position and the competitive environment in which we operate. Although we believe our judgments and assumptions are reasonable and appropriate, different judgments and assumptions could materially impact our reported financial results.

Overview

We are a provider of advanced verification systems and connectivity products for existing and emerging digital communications standards such as Bluetooth wireless technology, Ethernet, Fibre Channel, IEEE 1394, InfiniBand, PCI Express, SCSI, Serial ATA and USB.

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

We report our revenue and gross profit in three business segments: development; production; and connectivity products. In the year ended December 31, 2002, revenue from our development products was $12.3 million, revenue from our production products was $1.9 million and revenue from our connectivity products was $267,000. Historically, we have generated a majority of our revenue across all segments from products for the USB standard. Revenue from USB products accounted for approximately 65.8% of our revenue in the year ended December 31, 2002, of which 48.4% was from USB 2.0 products.

We sell our products to technology, infrastructure and application companies through our direct sales force and indirectly primarily through our distributors and manufacturer’s representatives. For the year ended December 31, 2002, Toyo, our primary distributor in Japan, accounted for 18.3% of our revenues and LeColn Technology Co., our primary distributor in Taiwan and China, accounted for 10% of our revenues. In the years ended December 31, 2001 and 2000, Toyo accounted for 27% and 19% of our revenues, respectively. No other customer accounted for 10% or more of our revenues during the periods presented herein. Historically, a substantial portion of our revenue has been derived from customers outside of the United States. In the year ended December 31, 2002, 59.3% of our revenue was derived from international customers, of which 18.8% was derived from customers in Japan, 21.5% was derived from customers in other parts of Asia, and 18.7% was derived from customers in Europe. The increase in international revenue as a percentage of total revenue from 56.1% in the year ended December 31, 2001 is primarily due to increased sales to Asia, excluding Japan, of approximately 44.8% coupled with the general economic slowdown in the United States. A significant portion of revenue from Europe resulted from pent-up demand associated with the release of certain Infiniband products during the year. We do not believe that this demand for these Infiniband products will be sustainable at these levels in the future. Without the revenue from these products in Europe in 2002, our revenue in Europe as percentage of our total revenue would have been substantially lower. All of our revenue and accounts receivable are denominated in U.S. dollars. Although seasonality affects many of our target markets, to date our revenues and financial condition as a whole have not been materially impacted by seasonality.

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

The overall economic environment continues to create uncertainties for our customers and us. We have experienced continuing weakness in each of our business segments over the last two years as a result of slowing growth in the global economy and delays in orders as a result of reduced spending by many of our customers. During the second and fourth quarters of 2002, we implemented separate restructuring plans designed to consolidate operations and reduce costs. The restructuring plans included the closure of our facilities in San Diego, California and Netanya, Israel and a reduction in staff by a total of 34 positions. Obligations related to subleasing may continue until 2004. We incurred restructuring expenses of $443,000 for the quarter ended June 30, 2002 and $365,000 for the quarter ended December 31, 2002.

On May 9, 2002, we entered into an Agreement and Plan of Merger with Verisys and its shareholders pursuant to which we acquired Verisys for $2.3 Million in stock and cash. The transaction closed on June 4, 2002 and we accounted for the acquisition under the purchase method of accounting. The accompanying consolidated condensed financial statements include the results of operations of Verisys subsequent to June 4, 2002, the date that we designated as the acquisition date for accounting purposes. Verisys operated in Aptos, California prior to moving all of its personnel and operations to our Santa Clara, California facility in January 2003. Verisys was founded in 1992 and developed, manufactured and sold bus analysis tools for the SCSI market. Verisys currently operates as our wholly-owned subsidiary.

Results of Operations

The following table presents selected consolidated financial data for the periods indicated as a percentage of revenue:

	Years Ended December 31,
	2002	2001	2000
Consolidated Statement of Operations Data:
Revenue	100.0%	100.0%	100.0%
Cost of revenue	20.7	25.4	24.1
Amortization of acquired developed technology	2.2	—	—

Gross profit	77.1	74.6	75.9

Operating expenses:
Research and development	51.1	43.4	22.8
Sales and marketing	33.3	18.9	10.0
General and administrative	35.7	17.5	7.0
Goodwill impairment	9.9	—	—
Acquired in-process research and development	2.8	—	—
Amortization of purchased intangibles	1.8	—	—
Restructuring expenses	5.6	—	—
Amortization of deferred stock-based compensation	2.7	21.7	17.7

Total operating expenses	142.9	101.5	57.5

Income (loss) from operations	(65.8)	(26.9)	18.4
Other income, net	5.0	11.1	3.3

Income (loss) before provision for income taxes	(60.8)	(15.8)	21.7
Provision for (benefit) from income taxes	(11.8)	(0.4)	16.1

Net income (loss)	(49.0)%	(15.4)%	5.6%

Results of Operations in the Years Ended December 31, 2002, 2001 and 2000

Revenue.    Our revenue was $14.4 million in the year ended December 31, 2002, $16.8 million in the year ended December 31, 2001, and $21.5 million in the year ended December 31, 2000. These amounts represent a decrease of 13.9% from 2001 to 2002 and a decrease of 22.2% from 2000 to 2001. The decrease in revenue from 2001 and 2002 was due primarily to decreases in sales of certain existing development, production and connectivity products of $1.5 million, $1.2 million and $2.3 million, respectively, offset by increases in sales of new development and production products, which represented $1.3 million and $1.4 million, respectively. The decrease in sales of existing development and production products was primarily the result of the slowdown in the Bluetooth and USB 1.1 markets and the general economic slowdown. The decrease in sales of connectivity products was primarily the result of additional competitive pressure due to improved availability of next generation cable and DSL modems with integrated USB support. In January 2002, we converted our resellers to manufacturer’s representatives. This conversion resulted in an estimated amount of additional revenue for the year ended December 31, 2002 of $530,000 as we sold directly to our end customers without discount. However, this estimated additional revenue resulted in an increase in sales and marketing expense relating to manufacturer’s representatives’ commissions. The decrease in revenue from 2000 to 2001 was due primarily to decreases in our sales of certain development products, production products and connectivity products of $3.7 million, $2.5 million and $1.6 million, respectively, offset by increases in sales of our new and certain other development products, which represented $3.1 million. The decrease in sales from existing development and production products was the result of a general economic slowdown, primarily in the United States, and the decrease in sales of connectivity products was primarily the result of softness in the broadband Internet access market, and additional competitive pressure due to improved availability of next generation cable and DSL modems with integrated USB support. Revenue from international customers represented 59.3% of our revenue in the year ended December 31, 2002, 56.1% of our revenue in the year ended December 31, 2001, and 40.4% of our revenue in the year ended December 31, 2000. We expect that the sale of USB products will continue to make up a significant portion of our revenue in 2003.

Cost of Revenue and Gross Profit.    Our gross profit was $11.1 million in the year ended December 31, 2002, $12.5 million in the year ended December 31, 2001, and $16.4 million in the year ended December 31, 2000. These amounts represent a decrease of 11.0% from 2001 to 2002 and a decrease of 23.5% from 2000 to 2001. The dollar decrease in gross profit from 2001 and 2002 was primarily the result of a decrease in unit sales of development and connectivity products, approximately $200,000 of inventory write-offs for obsolete inventory, and amortization of acquired developed technology of $319,000, offset by a decrease in amortization of deferred stock-based compensation of $249,000. The dollar decrease in gross profit from 2000 to 2001 was primarily the result of a decrease in unit sales of development, production and connectivity products, offset by a decrease in amortization of deferred stock-based compensation of $73,000. Our gross margin percentage was 77.1% in the year ended December 31, 2002, 74.6% in the year ended December 31, 2001, and 75.9% in the year ended December 31, 2000. The increase in gross margin percentage from 2001 to 2002 was primarily due to increases in development product sales as a percentage of revenue decreases in connectivity product sales as a percentage of revenue, offset by reduced margins for our production products resulting from higher costs associated with components and lower volume manufacturing of new products. Our higher margin business segment, development products, increased as a percentage of total revenue by 10.9%, our lower margin business segment, production products, increased as a percentage of total revenue by 2.6% and our lowest margin business segment, connectivity products, decreased as a percentage of total revenue by 13.5%. In January 2002, we converted our resellers to manufacturer’s representatives. This change improved gross margins by 0.9% for the year December 31, 2002, as we sold directly to our end customers without discount. The decrease in gross margin from 2000 to 2001 was primarily due to reduced margins for our production products, due to higher costs associated with lower volume manufacturing, and for our connectivity products, due to competitive pricing pressure, partially offset by a change in the mix of our revenue by business segment. Our lower margin business segments, production products and connectivity products, decreased as a percentage of total revenue by 9.3% and 4.1%, respectively, and our higher margin business segment, development products, increased as a percentage of total revenue by 13.5%. Excluding amortization of deferred stock-based compensation, our gross margin would have been 78.0% for the year ended December 31, 2002, 76.9% for the year ended December 31, 2001, and 78.1% for the year ended December 31, 2000.

Research and Development.    Our research and development expenses were $7.4 million in the year ended December 31, 2002, $7.3 million in the year ended December 31, 2001, and $4.9 million in the year ended December 31, 2000. These amounts represent increases of 1.4% from 2001 to 2002, and 48.4% from 2000 to 2001. Research and development expenses represented 51.1% of revenue in the year ended December 31, 2002, 43.4% of revenue in the year ended December 31, 2001, and 22.8% of revenue in the year ended December 31, 2000. The dollar increase in 2002 was primarily due to increases in other research and development costs of approximately $295,000 and increases in consulting fees of $185,000, offset by decreases in personnel and related costs of approximately $354,000. The percentage of revenue increase in 2002 was primarily due to the impact of the decrease in revenue from 2001 and an increase in cost noted in this paragraph. The dollar increase in 2001 was primarily due to an increase in personnel and related costs of $2.1 million, as we continued to invest in our research and development team. The percentage of revenue increase in 2001 was primarily due to the impact of the decrease in revenue from 2000 and an increase in the costs noted in this paragraph.

Sales and Marketing.    Our sales and marketing expenses were $4.8 million in the year ended December 31, 2002, $3.2 million in the year ended December 31, 2001, and $2.2 million in the year ended December 31, 2000. These amounts represent increases of 52.2% from 2001 to 2002, and 46.1% from 2000 to 2001. Sales and marketing expenses represented 33.3% of the revenue for the year ended December 31, 2002, 18.9% of revenue in the year ended December 31, 2001, and 10.0% of revenue in the year ended December 31, 2000. The dollar increase in 2002 was primarily due to increases in personnel and related costs of approximately $654,000, commissions earned by our manufacturer’s representatives of $564,000 and increases in marketing programs of $152,000. The percentage of revenue increase in 2002 was primarily due to the impact of the decrease in revenue from 2001 and an increase in costs noted in this paragraph. The dollar increase in 2001 was primarily due to increases in personnel and related costs of approximately $769,000. The percentage of revenue increase in 2001 was primarily due to the impact of the decrease in revenue from 2000 and an increase in the costs noted in this paragraph.

General and Administrative.    Our general and administrative expenses were $5.2 million in the year ended December 31, 2002, $2.9 million in the year ended December 31, 2001, and $1.5 million in the year ended December 31, 2000. These amounts represent increases of 75.9% from 2001 to 2002, and 94.6% from 2000 to 2001. General and administrative expenses represented 35.7% of revenue in the year ended December 31, 2002, 17.5% of revenue in the year ended December 31, 2001, and 7.0% of revenue in the year ended December 31, 2000. The dollar increase in 2002 was primarily due to an increase in professional services of $1.6 million, primarily legal fees associated with ongoing litigation, and the addition of personnel and related costs of $509,000. The percentage of revenue increase in 2002 was primarily due to the impact of the decrease in revenue from 2001 and an increase in cost noted in this paragraph. The dollar increase in 2001 was primarily due to an increase in professional services expense of $844,000, primarily legal and accounting fees, an increase in insurance of $237,000, primarily for directors and officers liability insurance premiums, and the addition of management and administrative personnel and related costs of $231,000. The percentage of revenue increase in 2001 was primarily due to the impact of the decrease in revenue from 2000 and an increase in professional services expense, an increase in insurance premiums and the addition of management and administrative personnel related costs.

Goodwill Impairment.    In the quarter ended September 30, 2002, we recorded a goodwill impairment of $1.4 million arising from our purchase of Verisys. As a result of the decline in the Company’s market valuation and reduced SCSI sales, the Company performed the required impairment tests of goodwill and indefinite-lived intangible assets as of September 30, 2002, in accordance with SFAS 142, “Goodwill and Other Intangible Asset.” These tests were based upon an independent valuation performed by an outside valuation specialist that utilized a combination of income and market value approaches. It was determined that, as of September 30, 2002, there was full impairment of goodwill within the development products segment of $1.4 million, and partial impairment of acquired developed technology, non-compete agreements and core technology of $147,000, $59,000 and $135,000, respectively. There were no comparable charges in the years ended December 31, 2001 and 2000. Goodwill impairment represented 9.9% of revenue in the year ended December 31, 2002.

Acquired In-Process Research and Development.    Our acquired in-process research and development expenses resulting from our purchase of Verisys were $410,000 in the year ended December 31, 2002. There were no comparable charges in the years ended December 31, 2001 and 2000. Acquired in-process research and development expenses represented 2.8% of revenue in the year ended December 31, 2002.

Amortization of Purchased Intangibles.    Our amortization of purchased intangibles resulting from our purchase of Verisys was $266,000, including a partial impairment write-down of $194,000, in the year ended December 31, 2002. There were no comparable charges in the years ended December 31, 2001 and 2000. Amortization of purchased intangibles represented 1.8% of revenue in year ended December 31, 2002.

Restructuring Expenses.    Restructuring expenses were $808,000 in the year ended December 31, 2002. There were no comparable charges in the years ended December 31, 2001 and 2000. Restructuring expenses represented 5.6% of revenue in the year ended December 31, 2002. Restructuring expenses consist of severance payments in connection with our headcount reduction, other expenses relating to office closures, write-down of fixed assets and other charges relating to our restructuring plans implemented in the quarters ended June 30, 2002 and December 31, 2002. We believe that as a result of our restructuring efforts our quarterly operating costs in 2003 will be reduced by approximately $950,000 per quarter as compared to what those operating costs would have been if we had not undertaken any such restructuring efforts.

Amortization of Deferred Stock-based Compensation.    Amortization of deferred stock-based compensation was $533,000 in the year ended December 31, 2002, of which $138,000 was included in cost of revenue during that period. Amortization of deferred stock-based compensation was $4.0 million in the year ended December 31, 2001, of which $387,000 was included in cost of revenue during that period. Amortization of deferred stock-based compensation was $4.3 million in the year ended December 31, 2000, of which $460,000 was included in cost of revenue during that period. Amortization of deferred stock-based compensation on grants prior to December 31, 2002, is estimated to be approximately $288,000 and $36,000 in the years ending December 31, 2003 and 2004, and may change due to the granting of additional options or the cancellation of existing grants in future periods.

Other Income.    Other income was $727,000 in the year ended December 31, 2002, $1.9 million in the year ended December 31, 2001, and $719,000 in the year ended December 31, 2000. These amounts represent a decrease of 61.1% from 2001 to 2002, and an increase of 159.8% from 2000 to 2001. The decrease from 2001 to 2002 resulted from declining interest income earned on the investment of the additional excess cash balances and the proceeds from our initial public offering in November 2000 due primarily to lower interest rates. The increase from 2000 to 2001 resulted from interest income earned on the investment of the additional excess cash balances and the proceeds from our initial public offering in November 2000.

Provision for (Benefit from) Income Taxes.    Benefit from income taxes was $1.7 million in the year ended December 31, 2002 and $70,000 in the year ended December 31, 2001, and provision for taxes was $3.5 million in the year ended December 31, 2000. These amounts represent an increase of 2,331% from 2001 to 2002, and a decrease of 102.0% from 2000 to 2001. Our effective tax rate increased from 2.7% in 2001 to 19.3% in 2002 due primarily to an increased loss from operations, a decrease in the amortization of deferred stock-based compensation and a full reserve against deferred tax assets Our effective tax rate decreased from 74.1% in 2000 to 2.7% in 2001 due primarily to an increase in the amortization of deferred stock-based compensation offset by an increase in our expected research and development tax credit. Our effective tax rate after excluding the effect of amortization of stock-based compensation was 20.6% in the year ended December 31, 2002, 5.0% in the year ended December 31, 2001, and 38.7% in the year ended December 31, 2000. The effective tax rate for 2001 is significantly less than the statutory Federal and state rates due primarily to the effect of the research and development credits on a reduced level of taxable income. As of December 31, 2002, we have provided a full valuation allowance for our net deferred tax assets as we cannot predict that these amounts will be realized through taxable income from future operations, or by carryback to prior years’ taxable income.

Net Income (Loss).    Our net loss was $7.1 million in the year ended December 31, 2002 and $2.6 million in the year ended December 31, 2001, and our net income was $1.2 million in the year ended December 31, 2000. Our net loss represented (49.0%) and (15.4%) of revenue in the year ended December 31, 2002 and December 31, 2001, respectively and our net income represented 5.6% of revenue in the year ended December 31, 2000. The dollar and percentage of revenue increases in net loss for 2002 were primarily the result of reduced revenue, increased operating costs and reduced interest income, offset by the benefit for income taxes. The decrease in net income in 2001 was primarily the result of reduced revenue and increased operating costs, offset by the benefit for income taxes and increased interest income. Net loss before the effect of the amortization of deferred stock-based compensation was $6.6 million in the year ended December 31, 2002 and the net income before the effect of the amortization of deferred stock-based compensation was $1.5 million in the year ended December 31, 2001 and $5.5 million in the year ended December 31, 2000. These amounts represent a decrease of 548.8% from 2001 to 2002, and a decrease of 73.4% from 2000 to 2001.

Liquidity and Capital Resources

Our operating cash flow requirements have generally increased reflecting the expanding scope and level of our activities. Since our inception, we have financed our operations primarily through cash flows from operating activities. In November 2000, we received net proceeds of $38.3 million from the initial public offering of our Common Stock.

In the year ended December 31, 2002, cash used in operating activities of $3.0 million was primarily the result of a net loss of $7.1 million, offset by non-cash expenses associated with goodwill impairment of $1.4 million, depreciation expenses of $581,000, amortization of deferred stock-based compensation of $533,000, acquired in-process research and development of $410,000, an increase in related assets and liabilities for working capital purposes of $346,000, amortization of other acquired developed technology of $319,000, amortization of other purchased intangibles of $266,000, and write-down of property and equipment in connection with restructuring of $134,000. Cash used in investing activities was $9.55 million, related to the purchase of short-term investments of $28.1 million, acquisition of a subsidiary of $980,000, capital expenditures of $289,000, offset by proceeds from the sale of short-term investments of $19.8 million. Cash provided by financing activities was $481,000, consisting primarily of the proceeds from the exercise of stock options of $215,000 and the sale of stock pursuant to our employee stock purchase plan of $210,000.

In the year ended December 31, 2001, cash provided by operating activities of $807,000 was primarily the result of a net loss of $2.6 million, offset by amortization of deferred stock-based compensation of $4.0 million, depreciation expenses of $453,000 and a decrease in related assets and liabilities for working capital purposes of $1.2 million. Cash used in investing activities was $5.6 million, related to capital expenditures of $978,000 and the purchase of short-term investments of $5.6 million, offset by the proceeds from the sale of short-term investments of $1.3 million and an increase in certain other assets of $282,000. Cash provided by financing activities was $318,000, consisting primarily of the proceeds from the exercise of stock options of $181,000 and to the sale of stock pursuant to our employee stock purchase plan of $137,000.

In the year ended December 31, 2000, cash provided by operating activities of $5.9 million primarily consisted of net income of $1.2 million, amortization of deferred stock-based compensation of $4.3 million, depreciation expense of $163,000, issuance of Common Stock for services of $150,000, and an increase in related assets and liabilities for working capital purposes of $40,000. Cash used in investing activities was $1.2 million, primarily related to purchases of short-term investments of $285,000 and capital expenditures of $740,000. Cash provided by financing activities of $38.5 million consisted of $38.3 million in net proceeds from the issuance of Common Stock in conjunction with our initial public offering and $234,000 received from the exercise of stock options.

As of December 31, 2002, we had cash, cash equivalents and short-term investments of $43.8 million, working capital of $45.8 million and no debt. We have no capital lease obligations, and we had future minimum lease payments under our operating leases of approximately $169,000.

We believe that our current cash, cash equivalents and short-term investments together with funds generated from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. In the more distant future, we may find it necessary to obtain additional equity or debt financing. If we are required to raise additional funds, we may not be able to do so on acceptable terms or at all. In addition, if we issue new securities, stockholders might experience dilution and the holders of the new securities might have rights, preferences or privileges senior to those of existing stockholders.

Recent Accounting Pronouncements

In October 2001, the Financial Accounting Standard Board (“FASB”) FASB issued Statement of Financial Accounting Standard “SFAS” No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” SFAS No. 144 applies to all long-lived assets, including discontinued operations, and consequently amends APB Opinion No. 30, “Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that: (a) can be distinguished from the rest of the entity and (b) will be eliminated from the ongoing operations of the entity in a disposal transaction. The adoption of SFAS No. 144 did not impact our financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities.” SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under Emerging Issues Task Force (“EITF”) No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The scope of SFAS No. 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that involuntarily terminated employees receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. We adopted SFAS No. 146 on January 1, 2003. SFAS No. 146 prospectively changes the timing of when restructuring charges are recorded from the commitment date to the date that the liability is incurred. We do not believe that the adoption of this standard will have a material effect on our financial position or results of operations.

In November 2002, the FASB issued FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. We do not believe that the adoption of this standard will have a material effect on our financial position or results of operations.

In November 2002, the EITF reached consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We do not believe that the adoption of this standard will have a material effect on our financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure requirements are effective for interim periods commencing after December 15, 2002. We do not believe that the adoption of this standard will have a material effect on our financial position or results of operations.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We do not believe that the adoption of this standard will have a material effect on our financial position or results of operations.

RISK FACTORS

Set forth below, elsewhere in this annual report, and in other documents we file with the SEC are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. The occurrence of any of the developments or risks identified below may make the occurrence of one or more of the other risk factors below more likely to occur.

We continue to face uncertainty relating to economic conditions affecting our customers.

We face uncertainty in the degree to which the current global economic slowdown will continue to negatively affect growth and capital spending by our existing and potential customers. We continue to experience instances of customers delaying or deferring orders and longer lead times to close sales. If global economic conditions do not improve, or if they worsen, our business, operating results and financial condition will continue to be adversely impacted.

Our future operating results are unpredictable and are likely to fluctuate from quarter to quarter. If we fail to meet the expectations of securities analysts or investors, our stock price would likely decline significantly.

Our quarterly and annual operating results have fluctuated in the past and are likely to fluctuate significantly in the future due to a number of factors, some of which are wholly or partially outside of our control. Several of these risks are described in the risk factors below. Accordingly, we believe that period-to-period comparisons of our results of operations are not meaningful and should not be relied upon as indications of future performance. Some of the factors that could cause our quarterly or annual operating results to fluctuate include:

•	the amount and timing of our operating expenses and capital expenditures;

•	changes in the volume of our product sales and pricing concessions on volume sales;

•	the timing, reduction, deferral or cancellation of customer orders or purchases;

•	seasonality in some of our target markets;

•	the effectiveness of our product cost reduction efforts;

•	variability of our customers’ product lifecycles;

•	shifts in our sales toward lower-margin products;

•	changes in the average selling prices of our products; and

•	cancellations, changes or delays of deliveries to us by our manufacturers and suppliers.

If our operating results fall below the expectations of securities analysts or investors, the trading price of our Common Stock would likely decline significantly.

We depend upon widespread market acceptance of our USB products, and our revenue will decline if the market does not continue to accept these products.

We derive a substantial majority of our revenue from sales of our USB products. Sales of our USB products accounted for approximately 65.8% of our revenue in the year ended December 31, 2002. We expect that revenue from these products will continue to account for a substantial portion of our revenue for the foreseeable future. If the market does not continue to accept our USB products, our revenue will decline significantly. Factors that may affect sales of our current USB products include the continued growth of markets for USB compliant devices, the performance and pricing of our USB products, and the availability, functionality and price of competing products. Companies must also modify their products to support new versions of USB, such as

USB 2.0. Many of these factors are beyond our control. In addition, in order to maintain widespread market acceptance, we must continue to differentiate ourselves from the competition through our technical expertise, product offerings and brand name recognition.

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

The development of new, technologically advanced products is a complex and uncertain process requiring high levels of innovation and highly skilled engineering and development personnel, as well as accurate anticipation of technological and market trends. Although we have not previously experienced any material product development delays, delays could occur in the future. To the extent we do not timely introduce a product for an emerging standard or customers defer or cancel orders expecting the release of a new product or product enhancement, our operating results could suffer. Product development delays may result from numerous factors, including:

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

Our future growth depends upon our ability to manufacture and sell in volume advanced verification systems and connectivity products for existing and emerging communications standards such as Bluetooth wireless technology, Ethernet, Fibre Channel, IEEE 1394, InfiniBand, PCI Express, SCSI, Serial ATA and USB

and for new communications standards that may be conceived of at some indeterminate time in the future. We have little or no control over the conception, development or adoption of new communications standards. Moreover, even as it relates to currently emerging standards, the markets are rapidly evolving and we have virtually no ability to impact the adoption of those standards. As a result, there is significant uncertainty as to whether markets for new and emerging standards ultimately will develop at all or, if they do develop, their potential size or future growth rate. We may incur significant expenses and dedicate significant time and resources in developing products for new and emerging communications standards that fail to gain broad acceptance. For example, we spent four years from 1992 to 1995 developing products for the ACCESS.bus technology, a standard designed to connect peripheral devices to computers, which did not gain market acceptance. The failure of a standard for which we devote resources to gain widespread acceptance would likely harm our business.

If we fail to maintain and expand our relationships with the core or promoter companies in our target markets, we may have difficulty developing and marketing our products.

It is important to our success to maintain and expand our relationships with companies that are leaders in developing emerging communications standards in our target markets. We believe that we need to work closely with these companies to gain valuable insights into new product market demands, to obtain early access to emerging communications standards as they develop and to help us design new products. We need to maintain our relationships with leading technology and infrastructure companies, as well as expand our relationships with leaders in new markets. Generally, we do not enter into formal contracts obligating these companies to work or share their technology with us. Industry leaders could choose to work with other companies in the future. If we fail to maintain and expand our industry relationships, we could lose first-mover advantage with respect to emerging standards and it would be more difficult for us to develop and market products that address these standards.

Decreases in average selling prices of our products as a result of new product introductions, enhancements and competition may reduce gross margins and revenue.

We are experiencing increased competition and pricing pressures in our principal markets and, as we expand our product portfolio into other new and existing communications standards markets, we expect to experience similar competitive forces in those markets. As a result, we anticipate that the average selling prices of our products will decrease in the future in response to such things as product introductions or enhancements by us or our competitors, product discounting on volume purchase orders or additional pricing pressures. We believe we will need to continue to develop and introduce on a timely basis new products that incorporate features that can be sold at higher average selling prices. Failure to do so would likely cause our revenue and gross margins to decline.

Our executive officers, directors, Philips Semiconductors and certain entities affiliated with them own a large percentage of our voting stock, which could have the effect of delaying or preventing a change in our control.

As of March 1, 2003, our executive officers, directors, Philips Semiconductors and certain entities affiliated with or beneficially controlled by them owned approximately 14,731,200 shares or approximately 72.12% of the outstanding shares of our Common Stock. These stockholders, acting together, can control matters requiring stockholder approval, including the election or removal of directors and the approval of mergers or other business combination transactions. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging potential acquirers from attempting to obtain control, which in turn could have an adverse effect on the market price of our Common Stock or prevent our stockholders from realizing a premium over the market price for their shares of Common Stock. Our repurchase of shares of our Common Stock pursuant to our stock repurchase program discussed under the separate caption in “Part II, Item 8, Note 12-Subsequent Events”, elsewhere in this report, may increase the control of these stockholders.

The interim status of our Chief Executive Officer and the transition to his replacement may cause substantial organizational disruptions and inefficiencies.

In October 2002, one of our co-founders, Dan Wilnai, returned to assume day-to-day management of the Company on an interim basis as our President and Chief Executive Officer. The future departure of Mr. Wilnai and any transitions under a new President and CEO may cause significant operational disruptions and inefficiencies, the full impact of which we are currently unable to predict.

The loss of key management personnel, on whose knowledge, leadership and technical expertise we rely, would cause significant disruptions in our operations and harm our ability to execute our business plan.

Our success depends heavily upon the continued contributions of our key management personnel, whose knowledge, leadership and technical expertise may be difficult to replace. Moreover, all of our personnel, including our executive staff, are employed on an “at will” basis. We maintain no key person insurance on any of our personnel. If we were to terminate or lose the services of any of our key personnel and were unable to hire qualified replacements, our ability to execute our business plan would be harmed. Even if we were able to hire qualified replacements, we would expect to experience operational disruptions and inefficiencies. In addition, employees who leave our company may subsequently compete against us.

Variations in our revenue may cause fluctuations in our operating results.

We may experience delays generating or recognizing revenue for a number of reasons. Historically, we have had little backlog and our revenue in any quarter has depended upon orders booked and shipped in that quarter. Furthermore, our customers may delay scheduled delivery dates and cancel orders without significant penalty. In addition, even if we ship orders, generally accepted accounting principles may require us to defer recognition of revenue until a later date. Because we budget our operating expenses on anticipated revenue trends and a high percentage of our expenses are fixed in the short term, any delay in generating forecasted revenue could have a significant negative impact on our operating results.

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

The markets for advanced verification and connectivity products for emerging communications standards are highly competitive. We compete with multiple companies in various markets, including Arca, Frontline, Mobiwave and Tektronix in the market for Bluetooth wireless technology products, Ancot, Finisar and I-Tech in the market for Fibre Channel products, Dap Design and Yokagawa in the market for IEEE 1394 products, Agilent and Finisar in the market for InfiniBand products, Agilent, Catalyst and Data Transit Corporation in the market for PCI Express products, Ancot, Innotech and I-Tech in the market for SCSI products, Data Transit Corporation in the market for Serial ATA products, and Catalyst Enterprises and Data Transit in the market for USB products. Any of our competitors may develop technologies that address our targeted markets more effectively and at a lower cost. In addition, these competitors may enter into strategic alliances or business combinations that increase their ability to innovate and address our markets.

We may also face competition from other equipment manufacturers, such as LeCroy, National Instruments and Rhode & Schwartz. Many of these companies have substantially greater financial, technical, marketing and distribution resources and brand name recognition. We expect more companies, including some of our customers, will enter our markets. If these companies develop products that compete with our products or form alliances with or acquire companies offering competing products, even if those products do not have capabilities comparable to our products, they would be significant competitors and their activities could cause us to reduce our prices. Increased competition could result in significant price erosion, reduced revenue, lower margins and loss of market share, any of which would significantly harm our business.

We depend on contract manufacturers for substantially all of our manufacturing requirements and if these manufacturers fail to provide us with adequate supplies of high-quality products, our competitive position, reputation and business could be harmed.

We currently rely on four contract manufacturers for all of our manufacturing requirements except for the final assembly, testing and quality assurance on our lower volume, higher margin products. We do not have long-term contracts with any of these manufacturers. As a result, our manufacturers could refuse to continue to manufacture all or some of our products or change the terms under which they manufacture our products. We have experienced delays in product shipments from some of our manufacturers in the past, which in turn forced us to delay product shipments. We may experience similar future delays or other problems, such as inferior quality and insufficient quantity of products, any of which could significantly harm our business. Our manufacturers may not be able to meet our future requirements for timely delivery of products of sufficient quality and quantity. We intend to introduce new products and product enhancements regularly, which will require that we rapidly achieve volume production by coordinating our efforts with those of our suppliers and contract manufacturers. The inability of our manufacturers to provide us with adequate supplies of high quality products or the loss of any manufacturer would cause a delay in our ability to fulfill orders while we obtain a replacement.

If we are unable to forecast our supply needs accurately, our costs may increase or we may not be able to ship products in a timely manner.

We purchase components used in the manufacture of our products from several key sources. We depend on these sources to deliver necessary components in a timely manner based on twelve-month rolling forecasts that we provide. Lead times for materials and components that we order vary significantly and depend on factors such as specific supplier requirements, contract terms and current market demand for particular components. If we overestimate our component requirements, we may develop excess inventory, which would increase our costs. If we underestimate our component requirements, we may not be able to timely fulfill customer orders.

We depend on sole source suppliers for several key components of our products, and we may lose sales if they fail to meet our needs.

We obtain some parts, components and packaging used in our products from sole sources of supply. For example, we obtain field programmable gate array integrated circuits from Altera and Xilinx, ASICs from LSI Logic through Arrow Electronics, Inc., certain Bluetooth components from Ericsson, semiconductor devices from Agilent, and micro-controllers from Intel, SMSC and Cypress Semiconductor. If suppliers are unable to meet our demand for sole source components at reasonable costs and if we are unable to obtain an alternative source or the price for an alternative source is prohibitive, our ability to maintain timely and cost-effective production of our products would be harmed. In addition, because we rely on purchase orders rather than long-term contracts with our suppliers, including our sole source suppliers, we cannot predict with certainty our ability to obtain components in the long term. If we are unable to obtain components or receive a smaller allocation of components than is necessary to meet demand, customers could choose to purchase competing products.

If our distributors and manufacturer’s representatives do not actively sell our products, our product sales may decline.

Historically, we have relied on both manufacturer’s representatives to sell our products domestically and on distributors to sell our products internationally. We sell a substantial portion of our products through our distributors and manufacturer’s representatives, including Toyo, our primary distributor in Japan. Toyo accounted for approximately 18.3% of our revenue in the year ended December 31, 2002. Our distributors and manufacturer’s representatives generally offer products from multiple manufacturers. Accordingly, there is a risk that these distributors and manufacturer’s representatives may give higher priority to selling products from other suppliers and reduce their efforts to sell our products. Our distributors and manufacturer’s representatives may not market our products effectively or continue to devote the resources necessary to provide us with effective sales, marketing and technical support. Our distributors may on occasion build inventories in anticipation of substantial growth in sales and, if growth does not occur as rapidly as anticipated, may decrease the quantity of products ordered from us in subsequent quarters. A slowdown in orders from our distributors or manufacturer’s representatives could reduce our revenue in any given quarter and give rise to fluctuations in our operating results.

In addition, our sales to our distributors are made on the basis of purchase orders rather than long-term commitments. The loss of any major distributor, the delay of significant orders from our distributors, or the failure of our distributors to timely pay for products purchased could result in decreased or deferred recognition of revenue.

If we are unable to expand our direct sales operations and our distributor and manufacturer’s representatives channels or successfully manage our expanded sales organization, our ability to increase our revenue will be harmed.

We intend to continue our development and expansion of our direct sales organization in North America and our indirect distribution channels internationally. Managing our distribution channels has become more complex as we have expanded both our product lines and our geographic presence. As a result, it has also become increasingly critical that we optimize our distribution channels around complementary products and users. We may not be able to expand our direct sales organization or distribution channels successfully, manage them optimally, and the cost of any expansion may exceed the revenue generated.

If we are unable to retain and motivate our sales, marketing, engineering, operations and finance personnel, our operations will be impaired.

To be successful and maintain a high level of quality, we will need to retain and motivate highly skilled personnel. If we are unable to retain a sufficient number of qualified employees, our operations may be impaired. We may have even greater difficulty retaining employees if employees perceive the equity component of our compensation package to be less valuable as a result of market fluctuations in the price of our Common Stock.

If we fail to manage our operations effectively, our business could suffer.

Our ability to offer products and implement our business plan successfully in a rapidly evolving market requires effective planning and management. We implemented two separate corporate restructuring plans in the second quarter of 2002 and more recently in October 2002, respectively. Some or all of the adopted measures in these restructures may not yield the intended results, if any, and may furthermore give rise to unforeseen complications and inefficiencies as we adjust personnel assignments. Moreover, reductions in force and cost cutting measures effected in both of these restructurings can adversely impact the morale of our personnel leading to further complications and operational inefficiencies. If this were to occur, our profitability or financial position could be negatively impacted and our operating results could suffer.

Our products may contain defects that cause us to incur significant costs, divert our attention from product development efforts and result in a loss of customers.

Highly complex products such as our verification systems and connectivity products frequently contain defects when they are first introduced or as new versions are released. Although our products have not previously contained material defects, they may contain defects in the future. If any of our products contain defects or have reliability, quality or compatibility problems, our reputation may be damaged and customers may be reluctant to buy our products. As a result, our ability to retain existing customers or attract new customers could be harmed. In addition, these defects could interrupt or delay sales. We may have to invest significant capital and other resources to alleviate these problems. If any problem remains undiscovered until after we have commenced commercial production of a new product, we may be required to incur additional development costs and product recall, repair or replacement costs. These problems may also result in claims against us by our customers or others. In addition, these problems may divert our technical and other resources from other development efforts.

Any acquisitions that we undertake could be difficult to integrate, disrupt our business, dilute stockholder value and harm our operating results.

We expect to continue to review opportunities to buy other businesses or technologies that complement our current products, expand our markets, enhance our technical capabilities or that might otherwise offer growth opportunities. If we make any acquisitions, we could issue stock that would dilute the percentage ownership of our existing stockholders, incur substantial debt or assume contingent liabilities. For example, we issued 360,000 shares of our company Common Stock in connection with our acquisition of Verisys in June 2002. In addition, in the quarter ended September 30, 2002, we recorded a goodwill impairment of $1.4 million, and a partial impairment write-down of $194,000 of purchased intangibles, arising from our purchase of Verisys. In addition, the Verisys acquisition and other potential acquisitions involve numerous risks, including:

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

Economic, political and other risks associated with international sales and operations could adversely affect sales.

Because we sell our products worldwide, our business is subject to risks associated with doing business internationally. We recognized 59.3% of our revenue from sales to international customers in the year ended December 31, 2002. We anticipate that revenue from international operations will continue to represent a substantial portion of our revenue. In addition, several of our manufacturers’ facilities and suppliers are located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including:

•	changes in foreign currency exchange rates;

•	changes in a specific country’s or region’s political or economic conditions, particularly in emerging markets;

•	trade protection measures and import or export licensing requirements;

•	potentially negative consequences from changes in tax laws;

•	difficulty in staffing and managing widespread operations;

•	differing labor regulations;

•	war or other international conflicts;

•	differing protection of intellectual property; and

•	unexpected changes in regulatory requirements.

Geopolitical instability and the threat of terrorist attacks have created many economic and political uncertainties, some of which may harm our business, prospects and our ability to conduct business generally.

Geopolitical instability and the continued threat of terrorism and the resulting military, economic and political responses (including, without limitation, war between sovereign nations) as well as heightened security measures may cause significant disruption to commerce worldwide. To the extent any disruption results in a general decrease or delay in our customers’ spending, our business and results of operations could be materially and adversely affected. We are unable to predict whether the threat of such instability and terrorism or the responses thereto will result in any long-term commercial disruptions or have long-term adverse effects on our business, results of operations or financial condition.

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

We protect our proprietary processes, software, know-how and other intellectual property and related rights through copyrights, trademarks and the maintenance of trade secrets, including entering into confidentiality agreements. Our success and ability to compete depend in part on our proprietary technology. We currently do not have any registered patents. Although we have six patents pending, patents may not issue as a result of these or other patent applications. Any patents that ultimately issue may be successfully challenged or invalidated, or may not provide us with a significant competitive advantage. Third parties may breach confidentiality agreements or other protective contracts with us and we may not be able to enforce our rights in the event of these breaches. We may be required to spend significant resources to monitor and police our intellectual property rights, including pursuing remedies in court. We may become involved in legal proceedings against other parties, which may also cause other parties to assert claims against us. We report material pending legal proceedings, if any, under the separate caption “Part I, Item 3. Legal Proceedings” elsewhere in this report. In the future we may not be able to detect infringements and may lose competitive position in our markets before we do so. In addition, competitors may design around our technologies or develop competing technologies. The laws of other countries in which we market our products might offer little or no effective protection of our proprietary technology. Reverse engineering, unauthorized copying or other misappropriation of our proprietary technology could enable third parties to benefit from our technology without payment, which could significantly harm our business.

Claims that we infringe third-party intellectual property rights could result in significant expenses or restrictions on our ability to sell our products.

Our industry is characterized by uncertain and conflicting intellectual property claims and frequent litigation, especially regarding patent rights. We cannot be certain that our products do not and will not infringe issued patents or the intellectual property rights of others. Historically, patent applications in the United States have not been publicly disclosed until the patent is issued, and we may not be aware of filed patent applications that relate to our products or technology. If patents are later issued in connection with these applications, we may be liable for infringement. Periodically, other parties may assert patent, copyright and other rights to technologies in various jurisdictions that are important to our business. Any claims asserting that our products infringe or may infringe the rights of third parties, including claims arising through our contractual indemnification of our customers, regardless of their merit or resolution, would likely be costly and time-consuming, divert the efforts of our technical and management personnel, cause product shipment delays or require us to enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on terms acceptable to us, or at all.

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

Item 7A.    Quantitative and Qualitative Disclosure About Market Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing the after-tax income we receive from our investments without significantly increasing risk. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with an interest rate fixed at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. Since December 31, 2002, cash equivalents and short-term investments consist principally of investments in commercial paper, investment quality corporate and municipal bonds, money market funds, collateralized mortgage obligations, and U.S. government agency securities, we believe there is no material market risk exposure.

Item 8.    Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of

Computer Access Technology Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity, and of cash flows present fairly, in all material respects, the financial position of Computer Access Technology Corporation at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Jose, California
January 24, 2003

COMPUTER ACCESS TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEET

(in thousands, except share and per share amounts)

	December 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$30,846	$42,941
Short-term investments	12,905	4,620
Trade accounts receivable, net of allowance for doubtful accounts of $157 and $91 in 2002 and 2001	1,144	1,370
Related party receivable	580	747
Inventories	1,032	805
Deferred taxes	—	512
Other current assets	2,632	1,435

Total current assets	49,139	52,430
Property and equipment, net	999	1,357
Purchased intangibles	305	—
Other assets	87	101

	$50,530	$53,888

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,326	$602
Accrued expenses	1,247	1,046
Accrued restructuring	270	—
Deferred revenue	485	220

Total current liabilities	3,328	1,868
Deferred rent	—	4

Total liabilities	3,328	1,872

Commitments (Note 9)
Stockholders’ equity:
Common Stock, $0.001 par value, 100,000,000 shares authorized, 19,425,625 shares and 18,827,726 shares issued and outstanding as of December 31, 2002 and 2001, respectively	19	19
Additional paid-in capital	53,210	53,093
Deferred stock-based compensation	(324)	(2,492)
Retained earnings (accumulated deficit)	(5,703)	1,396

Total stockholders’ equity	47,202	52,016

	$50,530	$53,888

The accompanying notes are an integral part of these consolidated financial statements.

COMPUTER ACCESS TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended December 31,
	2002	2001	2000
Revenue	$14,446	$16,770	$21,549
Cost of revenue (inclusive of amortization of deferred stock-based compensation of $138, $387 and $460 in 2002, 2001, and 2000, respectively)	2,995	4,259	5,190
Amortization of acquired developed technology	319	—	—

Gross profit	11,132	12,511	16,359

Operating expenses:
Research and development (exclusive of amortization of deferred stock-based compensation of $100, $2,274, and $1,926 in 2002, 2001, and 2000, respectively)	7,382	7,278	4,903
Sales and marketing (exclusive of amortization of deferred stock-based compensation (recovery) of $(119), $286, and $1,025 in 2002, 2001, and 2000, respectively)	4,813	3,162	2,164
General and administrative (exclusive of non-cash stock-based compensation of $414, $1,083, and $872 in 2002, 2001, and 2000, respectively)	5,159	2,933	1,507
Goodwill impairment	1,427	—	—
Acquired in-process research and development	410	—	—
Amortization of purchased intangibles	266	—	—
Restructuring expenses	808	—	—
Amortization of deferred stock-based compensation	395	3,643	3,823

Total operating expenses	20,660	17,016	12,397

Income (loss) from operations	(9,528)	(4,505)	3,962
Other income, net	727	1,868	719

Income (loss) before income taxes	(8,801)	(2,637)	4,681
Provision for (benefit from) income taxes	(1,702)	(70)	3,468

Net income (loss)	$(7,099)	$(2,567)	$1,213

Net income (loss) per share:
Basic	$(0.37)	$(0.14)	$0.08

Diluted	$(0.37)	$(0.14)	$0.07

Weighted average shares outstanding
Basic	19,205	18,733	15,181

Diluted	19,205	18,733	16,392

The accompanying notes are an integral part of these consolidated financial statements.

COMPUTER ACCESS TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Deferred Stock-Based Compensation	Retained Earnings (Accumulated Deficit)
	Shares	Amount				Total
Balance as of December 31, 1999	14,285,705	$14	$5,039	$(1,776)	$2,750	$6,027
Exercise of common stock options	625,724	1	233	—	—	234
Issuance of common stock, net of issuance costs of $1,646	3,575,000	3	38,247	—	—	38,250
Issuance of common stock in exchange for services	12,500	—	150	—	—	150
Deferred stock-based compensation	—	—	10,360	(10,360)	—	—
Amortization of deferred stock-based compensation	—	—	—	4,283	—	4,283
Net income	—	—	—	—	1,213	1,213

Balance as of December 31, 2000	18,498,929	18	54,029	(7,853)	3,963	50,157
Exercise of common stock options	299,418	1	180	—	—	181
Issuance of common stock through employee stock purchase plan	29,379	—	137	—	—	137
Issuance of common stock options in exchange for services	—	—	17	—	—	17
Tax benefit from exercise of stock options and stock purchase plan	—	—	61	—	—	61
Deferred stock-based compensation	—	—	(1,331)	703	—	(628)
Amortization of deferred stock-based compensation	—	—	—	4,658	—	4,658
Net income (loss)	—	—	—	—	(2,567)	(2,567)

Balance as of December 31, 2001	18,827,726	19	53,093	(2,492)	1,396	52,016
Exercise of common stock options	173,873	—	216	—	—	216
Issuance of common stock through employee stock purchase plan	64,026	—	210	—	—	210
Issuance of common stock upon acquisition of subsidiary	360,000	—	1,270	—	—	1,270
Tax benefit from exercise of stock options and stock purchase plan	—	—	56	—	—	56
Deferred stock-based compensation	—	—	(1,635)	1,002	—	(633)
Amortization of deferred stock-based compensation	—	—	—	1,166	—	1,166
Net income (loss)	—	—	—	—	(7,099)	(7,099)

Balance as of December 31, 2002	19,425,625	$19	$53,210	$(324)	$(5,703)	$47,202

The accompanying notes are an integral part of these consolidated financial statements.

COMPUTER ACCESS TECHNOLOGY CORPORATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Net income (loss)	$(7,099)	$(2,567)	$1,213
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	581	453	163
Provision for doubtful accounts	60	11	32
Write-down of property and equipment in connection with restructuring	134	—	—
Amortization of acquired developed technology	319	—	—
Goodwill impairment	1,427	—	—
Acquired in-process research and development	410	—	—
Amortization of purchased intangibles	266	—	—
Amortization of deferred stock-based compensation	533	4,030	4,283
Issuance of common stock in exchange for services	—	17	150
Tax benefit from exercise of stock options and stock purchase plan	56	61	—
Changes in assets and liabilities (net effect of business combination):
Accounts receivable	488	1,080	(979)
Inventories	(29)	(6)	(126)
Deferred tax assets	630	(122)	(140)
Other assets	(1,165)	(287)	(822)
Accounts payable	585	59	173
Accrued expenses	(694)	(2,133)	1,941
Accrued restructuring	270	—	—
Deferred revenue	265	220	—
Deferred rent	(4)	(6)	(9)

Net cash provided by (used in) operating activities	(2,967)	807	5,882

Cash flows from investing activities:
Acquisition of property and equipment	(289)	(978)	(740)
Purchase of short-term investments	(28,100)	(5,620)	(285)
Sale of short-term investments	19,815	1,285	—
Acquisition of subsidiary, net of cash assumed	(980)	—	—
Other assets	—	(282)	(125)

Net cash used in investing activities	(9,554)	(5,595)	(1,150)

Cash flows from financing activities:
Proceeds from exercise of stock options	216	181	234
Proceeds from employee stock purchase plan	210	137	—
Proceeds from issuance of common stock, net of issuance costs	—	—	38,250

Net cash provided by financing activities	426	318	38,484

Net increase (decrease) in cash and cash equivalents	(12,095)	(4,470)	43,216
Cash and cash equivalents at beginning of year	42,941	47,411	4,195

Cash and cash equivalents at end of year	$30,846	$42,941	$47,411

Supplemental information:
Cash paid for (refunded from) income taxes	$(1,013)	$2,759	$2,348

The accompanying notes are an integral part of these consolidated financial statements.

COMPUTER ACCESS TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—THE COMPANY:

Computer Access Technology Corporation (the “Company”) was incorporated in California in February 1992 and reincorporated in Delaware in October 2000. The Company designs, manufactures and markets advanced verification systems and connectivity products for existing and emerging digital communications standards such as Bluetooth wireless technology, Ethernet, Fibre Channel, IEEE 1394, InfiniBand, PCI Express, SCSI, Serial ATA, and Universal Serial Bus (USB) for semiconductor, device, system and software companies in North America, Europe and Asia.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions have been eliminated in consolidation.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash, cash equivalents and short-term investments

The Company classifies all highly liquid investments purchased with an original maturity of 90 days or less to be cash equivalents and those with an original maturity greater than 90 days and current maturity of less than one year to be short-term investments. The Company’s cash equivalents and short-term investments are placed in portfolios managed by three professional money management firms. Cash equivalents and short-term investments consist principally of investments in commercial paper, investment quality corporate and municipal bonds, money market funds, collateralized mortgage obligations, and U.S. government agency securities. The Company accounts for short-term investments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Debt and equity securities are classified as available-for-sale securities and are reported at fair market value with any unrealized holding gains and losses excluded from current earnings and reported in stockholders’ equity. As of December 31, 2002, there was no significant difference between the cost of investments and their respective fair market values.

Revenue recognition

The Company recognizes revenue in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition.” Under SOP 97-2, the Company recognizes revenue to distributors, resellers and end-users upon shipment provided that there is persuasive evidence of an arrangement, the product has been delivered, the fee is fixed or determinable, and collection of the resulting receivable is reasonably assured. The Company does not provide distributors, resellers or end-user customers price protection, or rights to return or exchange products. When the Company has shipped a product but certain elements essential to the functionality of the product have not been completed, revenue and associated cost of revenue are deferred until the remaining elements have been delivered. Software maintenance support revenue is deferred and recognized ratably over the maintenance support periods. Provisions for warranty costs are recorded at the time products are shipped.

COMPUTER ACCESS TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair value of financial instruments

The reported amounts of certain of the Company’s financial instruments, including cash and cash equivalents, short-term investments, receivables, accounts payable and accrued expenses, approximate their fair value due to their short maturities.

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

Software development costs incurred prior to the establishment of technological feasibility are included in research and development and are expensed as incurred. Costs incurred from the establishment of technological feasibility, which the Company defines as the establishment of a working model, through the period of general market availability of the product are capitalized, if material. To date, all software development costs have been expensed as incurred.

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

Advertising and promotional costs

Advertising and promotional costs are charged to operations as incurred. Advertising and promotional costs for the years ended December 31, 2002, 2001 and 2000 were $398,000, $256,000 and $311,000, respectively.

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable.

The Company limits its exposure to loss by placing its cash and cash equivalents primarily with financial institutions in the United States. The Company has not experienced any losses on its deposits of cash and cash equivalents. The Company performs ongoing credit evaluations of its customers’ financial condition and historically has not experienced significant bad debts related to accounts receivable.

COMPUTER ACCESS TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue and accounts receivable of the customers comprising more than 10% of revenue or receivables are summarized as follows:

	Year Ended December 31,
	2002	2001	2000
Revenue:
Company A	18%	27%	19%
Company D	10%	1%	—

Accounts receivable:
Company A	21%	32%	22%
Company B	—	—	15%
Company C	—	13%	—
Company D	11%	—	—

Company A is a related party (See Note 8). Sales to Company A and D are to Asia, and sales to Companies B and C are within North America. Companies A, B and D have purchased development and production products and Company C has purchased connectivity products.

Comprehensive income (loss)

Comprehensive income (loss) is defined as changes in equity of a company from transactions, other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners. There is no difference between net income (loss) and comprehensive income (loss) for the Company in any of the periods presented.

Foreign currency translation

The functional currency of the Company’s foreign subsidiary is the U.S. dollar. All assets and liabilities denominated in foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenue, costs and expenses are translated at the average rates of exchange prevailing during the period. Gains and losses resulting from foreign currency translations and transactions are included in the consolidated statements of operations and have not been significant.

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

COMPUTER ACCESS TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the computation of basic and diluted net income per share for the periods indicated (in thousands except per share data):

	Year Ended December 31,
	2002	2001	2000
Numerator:
Net Income (loss)	$(7,099)	$(2,567)	$1,213

Denominator:
Weighted average shares outstanding	19,205	18,733	15,181

Denominator for basic calculation	19,205	18,733	15,181
Dilutive effect of stock options	—	—	1,211

Denominator for diluted calculation	19,205	18,733	16,392

Net income (loss) per share:
Basic	(0.37)	$(0.14)	$0.08

Diluted	(0.37)	$(0.14)	$0.07

Total common stock equivalents, related to options outstanding, excluded from the computation of earnings per share as their effect is antidilutive	3,730	1,258	120

Stock-based compensation

The Company measures stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” as amended by Financial Accounting Standards Board (“FASB”) interpretation (“FIN”) No. 44, Accounting for Certain Transactions Involving Stock-Based Compensation, an interpretation of ABP Opinion No. 25, and recognizes the related expense in accordance with (“FIN”) No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.” The Company has adopted the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Under APB No. 25, compensation expense is based on the difference, if any, on the date of grant, between the fair value of the company’s Common Stock and the exercise price. SFAS No. 123 defines a “fair value” based method of accounting for an employee stock option or similar equity investment. The pro forma disclosures of the difference between the compensation expense included in net income (loss) and the related cost measured by the fair value method are presented in Note 4.

Recent accounting pronouncements

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” SFAS No. 144 applies to all long-lived assets, including discontinued operations, and consequently amends APB Opinion No. 30, “Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that: (a) can be distinguished from the rest of the entity and (b) will be eliminated from the ongoing operations of the entity in a disposal transaction. The adoption of SFAS No. 144 did not impact the Company’s financial position or results of operations.

COMPUTER ACCESS TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities.” SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under Emerging Issues Task Force (“EITF”) No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The scope of SFAS No. 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that involuntarily terminated employees receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted SFAS No. 146 on January 1, 2003. SFAS No. 146 prospectively changes the timing of when restructuring charges are recorded from the commitment date to the date that the liability is incurred. The Company does not believe that the adoption of this standard will have a material effect on the Company’s financial position or results of operations.

In November 2002, the FASB issued FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. We do not believe that the adoption of this standard will have a material effect on the Company’s financial position or results of operations.

In November 2002, the EITF reached consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company does not believe that the adoption of this standard will have a material effect on the Company’s financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure requirements are effective for interim periods commencing after December 15, 2002. The Company does not believe that the adoption of this standard will have a material effect on the Company’s financial position or results of operations.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the

COMPUTER ACCESS TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not believe that the adoption of this standard will have a material effect on the Company’s financial position or results of operations.

Segment information

The Company identifies its operating segments based on business activities and geographical location. For all periods presented, the Company operated in three segments: development products, production products and connectivity products. See Note 10 for disclosure of segment information.

NOTE 3–BALANCE SHEET COMPONENTS:

Inventories consist of the following (in thousands):

	December 31,
	2002	2001
Raw materials	$369	$451
Work in progress	259	141
Finished goods	404	213

	$1,032	$805

Property and equipment consists of the following (in thousands):

	December 31,
	2002	2001
Computers and equipment	$1,991	$1,760
Furniture and fixtures	302	267
Leasehold improvements	76	119

	2,369	2,146
Less: Accumulated depreciation	(1,370)	(789)

	$999	$1,357

Accrued expenses consist of the following (in thousands):

	December 31,
	2002	2001
Employee benefits	$463	$475
Accrued warranty	187	118
Employee stock purchase plan withholding	64	99
Other accrued expenses	533	354

	$1,247	$1,046

NOTE 4–STOCK OPTION PLAN:

In August 2000, the Company adopted the 2000 Stock Incentive Plan (the “Plan”), which serves as a successor equity incentive program to the Company’s 1994 Stock Option Plan, 2000 Stock Option/Stock Issuance Plan and Special 2000 Stock Option Plan. The Company adopted the 1994 Stock Option Plan in 1994

COMPUTER ACCESS TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and the 2000 Stock Option/Stock Incentive Plan and Special 2000 Stock Option Plan in 2000, under which shares of the Company’s Common Stock were reserved for issuance to employees and consultants. The Company has reserved a total of 6,305,566 shares of Common Stock for issuance under the Plan and all prior plans. Options issued under the Plan generally vest over four years and have a life of ten years.

A summary of the activity under the Plan, is set forth below (in thousands, except per share data):

	Options Available for Grant	Options Outstanding	Weighted- Average Exercise Price
Balance, December 31, 1999	1,059	1,691	$0.44
Options authorized	2,062	—	—
Options granted	(1,272)	1,272	$3.27
Options exercised	—	(626)	$0.38
Options cancelled	183	(183)	$1.37

Balance, December 31, 2000	2,032	2,154	$2.05
Options authorized	740	—	—
Options granted	(1,915)	1,915	$5.51
Options exercised	—	(299)	$7.51
Options cancelled	447	(447)	$5.04

Balance, December 31, 2001	1,304	3,323	$3.78
Options authorized	2,253	—	—
Options granted	(3,154)	3,154	$3.79
Options exercised	—	(174)	$1.24
Options cancelled	2,701	(2,701)	$4.65

Balance, December 31, 2002	3,104	3,602	$3.26

Significant option groups outstanding as of December 31, 2002, and related weighted-average exercise price and contractual life information are as follows:

	Options Outstanding
		Weighted-Average Remaining Contractual Life (Years)	Options Exercisable
Exercise Price	Number of Shares		Number of Shares	Weighted-Average Exercise Price
	(in thousands)		(in thousands)
$0.27-$ 0.80	587	5.86	532	$0.51
$1.90-$ 6.40	2,716	8.92	958	2.98
$7.19-$13.13	299	8.01	200	10.34

	3,602	8.34	1,690	$3.07

Stock-based compensation

In connection with certain stock option grants in 2000, 1999 and 1998, the Company recorded deferred stock-based compensation totaling $14,393,000 which represents the difference between the exercise price and the deemed fair value at the date of grant, which is being recognized over the vesting period of the related options. Amortization of deferred stock-based compensation was $533,000 and $4.0 million in the years ended December 31, 2002 and 2001, respectively, of which $138,000 and $387,000 was included in cost of revenue in

COMPUTER ACCESS TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the years ended December 31, 2002 and 2001, respectively. Amortization of deferred stock-based compensation on grants prior to December 31, 2000 is estimated to be approximately $288,000 and $36,000 for the years ending December 31, 2003 and 2004, respectively, and may change due to the granting of additional options or the cancellation of existing grants in future periods.

Fair value disclosures

The weighted-average fair values of options granted during the years ended December 31, 2002, 2001 and 2000 under the Company’s stock option Plan were $3.44, $5.01, and $9.39, respectively. In determining the fair value of options granted in each of the periods, the Company used the Black Scholes option pricing model and assumed the following:

	Year Ended December 31,
	2002	2001	2000
Expected life (in years)	4	4	4
Risk-free interest rate	2.62%-5.11%	3.24%-5.04%	5.17%-6.69%
Volatility	100%	100%	70%
Dividend yield	0%	0%	0%

Had compensation costs been determined based upon the fair value at the grant date for awards under the Plan, consistent with the methodology prescribed under SFAS No. 123, the Company’s pro forma net income (loss) and pro forma basic and diluted net income (loss) per share under SFAS No. 123 would have been (in thousands, except per share data):

	Year Ended December 31,
	2002	2001	2000
Net income (loss)
As reported	$(7,099)	$(2,567)	$1,213
Pro forma	$(10,641)	$(6,238)	$887
Net income (loss) per share, as reported
Basic	$(0.37)	$(0.14)	$0.08
Diluted	$(0.37)	$(0.14)	$0.07
Net income (loss) per share, pro forma
Basic	$(0.55)	$(0.33)	$0.06
Diluted	$(0.55)	$(0.33)	$0.05

NOTE 5–EMPLOYEE BENEFIT PLANS:

Employee Stock Purchase Plan

In August 2000, the Company adopted the 2000 Employee Stock Purchase Plan (the “Purchase Plan”). As of December 31, 2002, a total of 685,766 shares of Common Stock have been reserved for issuance under the Purchase Plan. The Purchase Plan permits eligible employees to purchase Common Stock through payroll deductions up to 15% of an employee’s total compensation. The price of the Common Stock will generally be equal to 85% of the lower of the fair market value at the beginning of the offering period or the end of the relevant purchase period. The maximum number of shares a participant may purchase during a single offering period is 6,250 shares, and not more than 125,000 shares may be purchased in total by all participants on any purchase date. A total of 64,026 and 29,379 shares were issued under the Purchase Plan in the year ended December 31, 2002 and 2001, respectively. No shares were issued under the Purchase Plan in the year ended December 31, 2000.

COMPUTER ACCESS TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

401(k) Profit Sharing Plan

In January 1996, the Company adopted the Computer Access Technology Corporation 401(k) Profit Sharing Plan (the “401(k) Plan”) covering full-time employees located in the United States. The 401(k) Plan is intended to qualify under Section 401(a) of the Internal Revenue Code, so that contributions to the 401(k) Plan by employees or by the Company, and the investment earnings thereon, are not taxable to employees until withdrawn from the 401(k) Plan and so that the Company can deduct contributions, if any, when made. Pursuant to the 401(k) Plan, employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit, $11,000 in 2002, and to have the amount of such reduction contributed to the 401(k) Plan. The 401(k) Plan permits, but does not require, that the Company provide additional matching contributions to the 401(k) Plan on behalf of all participants. In the years ended December 31, 2002, 2001 and 2000, the Company made contributions of $172,000, $184,000 and $112,000, respectively.

NOTE 6–RESTRUCTURING:

During the quarters ended June 30, 2002 and December 31, 2002, the Company implemented two separate restructuring plans designed to consolidate operations and reduce costs. The Company had restructuring expenses of $443,000 for the quarter ended June 30, 2002 and $365,000 for the quarter ended December 31, 2002. The restructuring plans included the closure of our facilities in San Diego, California and Netanya, Israel and a reduction in staff by a total of 34 positions, primarily from the research and development group. The Company expects that the majority of the remaining restructuring actions such as employee severance will be completed by the end of 2003. Obligations related to subleasing may continue until 2004 as estimated and accrued for as of December 31, 2002. The following table summarizes the components of the accrued restructuring, by geographic region (in thousands):

	Employee Severance	Office Closure	Asset Disposal Loses	Other Costs	Total
Restructure #1
North America	$95	$86	$44	$19	$244
Europe	—	67	90	42	199

Restructuring expenses, three months ended June 30, 2002	95	153	134	61	443
Asset disposals made during the three months ended June 30, 2002…		—	134	—	134
Cash payments made during the three months ended June 30, 2002…	19	—	—	28	47

Accrued restructuring balance, June 30, 2002	76	153	—	33	262

Cash payments made during the three months ended September 30, 2002	76	23	—	20	119

Accrued restructuring balance, September 30, 2002	—	130	—	13	143

Cash payments made during the three months ended December 31, 2002	—	76	—	8	84

Accrued restructuring balance, December 31, 2002	$—	$54	$—	$5	$59

Restructure #2
North America	$351	$14	$—	$—	$365

Restructuring expenses, three months ended December 31, 2002	351	14	—	—	365
Cash payments made during the three months ended December 31, 2002	154	—	—	—	154

Accrued restructuring balance, December 31, 2002	$196	$14	$—	$—	$211

COMPUTER ACCESS TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7—INCOME TAXES:

The provision for (benefit from) income taxes included the following (in thousands):

	Year Ended December 31,
	2002	2001	2000
Current:
Federal	$(1,980)	$51	$2,862
State	2	1	746

	(1,978)	52	3,608

Deferred:
Federal	154	11	(119)
State	122	(133)	(21)

	276	(122)	(140)

	$(1,702)	$(70)	$3,468

The reconciliation between the effective tax rates and statutory federal income tax rate is shown in the following table:

	Year Ended December 31,
	2002	2001	2000
Statutory federal income tax rate	34.0%	34.0%	34.0%
State taxes, net of federal income tax benefit	5.5	5.0	10.5
Amortization of deferred stock-based compensation	(2.1)	(52.0)	31.1
Research and development credit	4.0	9.7	(1.3)
Deferred tax asset valuation allowance	(16.8)	—	—
Other	(5.3)	6.0	(.2)

Effective tax rate	19.3%	2.7%	74.1%

The significant components of deferred tax assets and liabilities consist of the following (in thousands):

	December 31,
	2002	2001
Deferred tax assets:
Accrued expenses	$1,197	$410
Allowance for doubtful accounts	63	36
Depreciation and amortization:	213	64
Deferred revenue	—	2

Valuation allowance	(1,473)	—

	$—	$512

The Company has provided a full valuation allowance for its net deferred tax assets as it cannot predict that these amounts will be realized through taxable income from future operations, or by carryback to prior years’ taxable income.

COMPUTER ACCESS TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 8—RELATED PARTY TRANSACTIONS:

The Company had sales to Philips Semiconductors, a stockholder, and its affiliates totaling $28,000, $85,000, and $135,000, in the years ended December 31, 2002, 2001 and 2000, respectively. As of December 31, 2002 and 2001, the Company had receivable balances with Philips Semiconductors of $28,000 and none, respectively.

In May 2000, the Company loaned $125,000 to Albert Lee, its Vice President, Operations, pursuant to a promissory note. The loan is full recourse and collateralized by 87,500 shares of Common Stock in the Company held by Mr. Lee. The note accrues interest at a rate of 8.00% and is due on the earlier of May 11, 2003, or on termination of Mr. Lee’s employment.

In September 2000, the Company entered into an agreement with Agilent Technologies to jointly develop and separately market an InfiniBand analyzer. Pursuant to the agreement, the Company has the right to receive a royalty for each unit of the analyzer that Agilent sells, subject to a minimum of $200,000 in the first year. In May 2002, the Company entered into a one year OEM agreement with Agilent to sell the Company’s Infiniband 4x analyzer to Agilent for resale under Agilent’s brand name and to purchase Agilent’s Infiniband 4x exerciser for resale under the Company’s brand name. The agreement furthermore provides for the payment by Agilent of a per unit software maintenance fee. In November 2000, certain stockholders of the Company sold $3,000,000 of Common Stock to Agilent at a price of $12.00 per share. The Company had sales to Agilent totaling $1.2 million, $253,000 and $60,000 in the years ended December 31, 2002, 2001 and 2000, respectively. As of December 31, 2002 and 2001, the Company had a receivable balance with Agilent of $159,000 and $42,000, respectively. The Company made purchases from Agilent totaling $114,000 and $150,000 in the years ended December 31, 2002 and 2001, respectively.

In November 2000, certain stockholders of the Company sold $2,000,000 of the Company’s Common Stock to Toyo, one of the Company’s distributors and a major customer, at a price of $12.00 per share. The Company had sales to Toyo totaling $2.6 million, $4.5 million and $4.1 million in the years ended

December 31, 2002, 2001 and 2000, respectively. As of December 31, 2002 and 2001, the Company had receivable balances with Toyo of $392,000 and $705,000, respectively. See Note 2, Concentrations of Credit Risk, Company A.

NOTE 9—COMMITMENTS:

Leases

The Company had leased its corporate office facilities under a noncancelable operating lease which expired in June 2002. The Company is currently renting the facility on a month-to-month basis. In 2000, the Company entered into noncancelable operating leases in Netanya, Israel and San Diego, California that expire in September 2005 and July 2004, respectively. The Netanya lease was cancelled in conjunction with the Company’s restructuring plan in the quarter ended June 2002. Rent expense for the years ended December 31, 2002, 2001 and 2000, was approximately $333,000, $379,000 and $269,000, respectively.

As of December 31, 2002, future minimum lease payments under the noncancelable facilities leases are as follows (in thousands):

Year Ending December 31	Operating Leases
2003	$122
2004	47

Total minimum payments	$169

COMPUTER ACCESS TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10—REPORTABLE SEGMENTS AND GEOGRAPHIC INFORMATION:

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

Segment information (in thousands):

	Development Products	Production Products	Connectivity Products	Unallocated Stock-based Compensation Expense	Total
Year Ended December 31, 2002
Segment revenue from external customers	$12,357	$1,822	$267	$—	$14,446
Segment gross profit	$9,998	$1,164	$108	$(138)	$11,132
Year Ended December 31, 2001
Segment revenue from external customers	$12,522	$1,681	$2,567	$—	$16,770
Segment gross profit	$10,817	$1,320	$761	$(387)	$12,511
Year Ended December 31, 2000
Segment revenue from external customers	$13,190	$4,172	$4,187	$—	$21,549
Segment gross profit	$11,544	$3,552	$1,723	$(460)	$16,359

COMPUTER ACCESS TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Geographic information (in thousands):

	Revenue	Long-Lived Assets
Year Ended December 31, 2002
North America	$5,883	$1,391
Europe	2,696	—
Asia	5,817	—
Rest of world	50	—

Total	$14,446	$1,391

Year Ended December 31, 2001
North America	$7,369	$1,233
Europe	2,673	225
Asia	6,648	—
Rest of world	80	—

Total	$16,770	$1,458

Year Ended December 31, 2000
North America	$12,834	$856
Europe	2,731	172
Asia	5,900	—
Rest of world	84	—

Total	$21,549	$1,028

Revenues are attributed to countries based on delivery locations. Sales to foreign customers accounted for 59.3%, 56.1%, and 40.4% of revenue during the years ended December 31, 2002, 2001 and 2000.

NOTE 11—ACQUISITIONS:

On May 9, 2002, the Company entered into an Agreement and Plan of Merger with Verisys and its shareholders (“Merger Agreement”) pursuant to which the Company acquired Verisys. The transaction closed on June 4, 2002, and was accounted for under the purchase method of accounting. The accompanying condensed consolidated financial statements include the results of operations of Verisys subsequent to June 4, 2002, the date the Company designated as the acquisition date for accounting purposes. Verisys previously operated in Aptos, California prior to moving all of its personnel and operations to the Company’s Santa Clara, California facility in January 2003. Verisys was founded in 1992 and developed, manufactured and sold bus analysis tools for the SCSI market.

Pursuant to the Merger Agreement, the Company paid $825,000 and issued 360,000 shares of its Common Stock, of which 61,200 shares have been retained to secure certain Verisys obligations under the Merger Agreement for a period of eighteen months, in exchange for all of the outstanding shares of Verisys common stock. The Company’s initial cost to acquire Verisys was calculated to be $2.3 million using the Company’s Common Stock price of $3.53, which was the closing market price of the Company’s Common Stock on May 9, 2002. Verisys currently operates as a wholly owned subsidiary of the Company.

COMPUTER ACCESS TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total initial purchase price of Verisys is as follows (in thousands):

Cash Paid	$825
Value of securities issued	1,271
Estimated transaction costs and expenses	191

$2,287

The cost to acquire Verisys has been allocated to the assets acquired and liabilities assumed according to their respective fair values, with the excess purchase price being allocated to goodwill. The purchase price allocation is as follows (in thousands):

Net liabilities assumed	$(440)
Intangible assets acquired:
Goodwill	1,427
In-process research and development	410
Acquired developed technology	380
Non-compete agreements	280
Core technology	230

Total purchase price allocation	$2,287

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

In-process research and development represents that portion of the purchase price of an acquisition related to the research and development activities which (i) have not demonstrated their technological feasibility, and (ii) have no alternative future uses. Accordingly, the Company recognized an in-process research and development expense of $410,000 during the three months ended June 30, 2002 in conjunction with the acquisition. At the time of the acquisition, Verisys had one major development project in process, an analyzer to support the Ultra320 protocol. The Company valued the in-process research and development using an income approach that utilized the estimated future discounted cash flows from the Ultra320 analyzer project. The net cash flows from the identified project were based on estimates of revenue, costs of revenue, research and development expenses, selling, marketing, general and administrative expenses, capital charges, and applicable net income taxes. These estimated future cash flows were discounted by 25%. This rate was based on the industry segment for the technology, nature of the products being developed, the additional risk related to its development and the level of completion.

The acquired developed technology, which is comprised of products that are already technologically feasible, mainly includes the SV-8320, SV-8160, and SV-4080 SCSI analyzers. As of December 31, 2002, the Company is amortizing the remaining acquired developed technology on a straight-line basis over an estimated useful life of two years.

Non-compete agreements represent the value of non-compete agreements the Company has with certain former Verisys executives. As of December 31, 2002, the Company is amortizing the remaining non-compete agreements on a straight-line basis over an estimated useful life of three years.

COMPUTER ACCESS TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Core technology represents the value of the underlying proprietary technology of Verisys’ products. As of December 31, 2002, the Company is amortizing the remaining core technology on a straight-line basis over an estimated useful life of two years.

As a result of the decline in the Company’s market valuation and reduced SCSI sales, the Company performed the required impairment tests of goodwill and indefinite-lived intangible assets as of September 30, 2002, in accordance with SFAS 142, “Goodwill and Other Intangible Asset.” These tests were based upon an independent valuation performed by an outside valuation specialist that utilized a combination of income and market value approaches. It was determined that, as of September 30, 2002, there was full impairment of goodwill within the development products segment of $1.4 million, and partial impairment of acquired developed technology, non-compete agreements and core technology of $147,000, $59,000 and $135,000, respectively. As of December 31, 2002, the net carrying value of acquired developed technology, non-compete agreements and core technology was $61,000, $174,000 and $70,000, respectively.

NOTE 12—SUBSEQUENT EVENTS:

On January 30, 2003, the Company announced that its Board of Directors had authorized a stock repurchase program under which up to 1 million shares of our outstanding Common Stock could be acquired in the open market. The Company has set up a Rule 10b5-1 plan for purchasers of the shares that will allow the Company to repurchase shares at times when it would ordinarily not be in the market because of self-imposed blackout periods. Repurchases will be effected by Needham & Company, Inc. Under the program, the purchases will be funded from available working capital. There is no guarantee as to the exact number of shares that will be repurchased and the Company has the option to discontinue purchases at any time it determines additional purchases are not warranted.

COMPUTER ACCESS TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Quarterly Results of Operations (unaudited)

The following table sets forth our historical unaudited quarterly consolidated statement of operations data for the eight quarters ended December 31, 2002. This quarterly information has been prepared on a basis consistent with the Company’s audited consolidated financial statements and, the Company believes, includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the information shown. The Company’s quarterly operating results have fluctuated and may continue to fluctuate significantly as a result of a variety of factors. Operating results for any quarter are not necessarily indicative of results for any future quarter or for a full year.

	Fiscal Year Quarters Ended
	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
	(in thousands, except per share data)
Statement of Operations Data:
Year ended December 31, 2002
Revenue	$3,422	$3,493	$4,016	$3,515
Gross profit	2,738	2,824	2,877	2,693
Income (loss) from operations	(1,870)	(2,087)	(3,624)	(1,947)
Net income (loss)	$(1,007)	$(809)	$(2,777)	$(2,506)
Net income (loss) per share:
Basic	$(0.05)	$(0.04)	$(0.14)	$(0.13)
Diluted	$(0.05)	$(0.04)	$(0.14)	$(0.13)
Weighted average shares outstanding:
Basic	18,911	19,083	19,401	19,425
Diluted	18,911	19,083	19,401	19,425
Year ended December 31, 2001
Revenue	$5,675	$4,147	$3,554	$3,394
Gross profit	4,410	2,934	2,814	2,353
Income (loss) from operations	(268)	(1,656)	(1,014)	(1,567)
Net income (loss)	$(370)	$(1,087)	$86	$(1,196)
Net income (loss) per share:
Basic	$(0.02)	$(0.06)	$0.00	$(0.06)
Diluted	$(0.02)	$(0.06)	$0.00	$(0.06)
Weighted average shares outstanding:
Basic	18,602	18,712	18,783	18,823
Diluted	18,602	18,712	19,176	18,823

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Certain information required by Part III is omitted from this report because we intend to file a definitive proxy statement within 120 days after the end of our fiscal year pursuant to Regulation 14A in connection with our annual meeting of stockholders currently scheduled for May 23, 2003, and certain information to be included in the proxy statement is incorporated by reference herein as follows:

Item 10.    Directors and Executive Officers.

The information required by this item to our proxy statement for the 2003 annual meeting of stockholders.

Item 11.    Executive Compensation.

The information required by this item is incorporated by reference to our proxy statement for the 2003 annual meeting of stockholders.

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

The information required by this item is incorporated by reference to our proxy statement for the 2003 annual meeting of stockholders.

Item 13.    Certain Relationships and Related Transactions.

The information required by this item is incorporated by reference to our proxy statement for the 2003 annual meeting of stockholders.

Item 14.    Controls and Procedures

Within the 90 days prior to the filing of this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to our most recent evaluation of our internal controls.

PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

a.    The following documents are filed as part of this report:

1.	Financial Statements: The following financial statements are filed as part of this report under “Item 8—Consolidated Financial Statements and Supplementary Data” beginning at page __: Consolidated Balance Sheet; Consolidated Statements of Operations; Consolidated Statements of Stockholders’ Equity; and Consolidated Statements of Cash Flows.

2.	Financial Statement Schedules: See Report of Independent Accountant on Financial Statement Schedule on page and Schedule II—Valuation and Qualifying Accounts on page . All other schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or the notes thereto.

3.	Exhibits: See Exhibit Index on page .

b.    Reports on Form 8-K: On October 1, 2002, we filed a Form 8-K to announce the filing of a press release.

c.    Exhibits:

EXHIBIT INDEX

Exhibit No.		Document Name

3.1	*	Amended and Restated Certificate of Incorporation of the Registrant.

3.2	*	Bylaws of the Registrant.

4.1	*	Specimen Certificate of the Registrant’s common stock.

10.1	*	Form of Indemnification Agreement entered into between the Registrant and its directors and executive officers.†

10.2	*	1994 Stock Option Plan, as amended.†

10.3	*	2000 Stock Option/Stock Issuance Plan.†

10.4	*	2000 Stock Incentive Plan.†

10.5	*	2000 Employee Stock Purchase Plan.†

10.6	*	Office Lease for Santa Clara facility, dated October 3, 1996, by and between Talus Corporation, a California corporation, and the Registrant.

10.7	*	Promissory Note, dated May 11, 2000, by and between Albert Lee and the Registrant.†

10.8	*	Security Agreement, dated May 11, 2000, by and between Albert Lee and the Registrant.

10.9	*	Distributor Agreement, dated August 13, 1997, by and between Toyo Corporation and the Registrant.

10.10	*	Employment Agreement dated December 5, 1997, by and between Albert Lee and the Registrant.†

10.11	*	Employment Agreement dated January 8, 1998, by and between Srikumar Chandran and the Registrant.†

10.12	*	Employment Agreement dated March 3, 1999, by and between Joseph Mendolia and the Registrant.†

10.13	*	Employment Agreement dated May 1, 2000, by and between Dennis Evans and the Registrant.†

10.14	*	Stock Purchase and Sale Agreement dated September 28, 2000, by and between Agilent Technologies, Inc. and the Registrant.

10.15	*	Stock Purchase and Sale Agreement dated September 28, 2000, by and among Agilent Technologies, Inc. and the selling stockholders listed therein.

10.16	*	Investors’ Rights Agreement dated September 28, 2000, by and between Agilent Technologies, Inc. and the Registrant.

10.17	*	Stock Purchase and Sale Agreement dated September 26, 2000, by and between Toyo Corporation and the selling stockholders listed therein.

10.18	*	Investors’ Rights Agreement dated September 26, 2000, by and between Toyo Corporation and the Registrant.

10.19		Employment Agreement dated December 18, 2001, by and between Jean-Louis Gassée and the Registrant. †¥

10.20		Employment agreement dated February 25, 2002, by and between Thomas Carey and the Registrant.†¥

10.21		Employment agreement dated April 15, 2002, by and between Kevin Fitzgerald and the Registrant.†¥

10.22		Employment agreement dated July 22, 2002, by and between Carmine J. Napolitano and the Registrant. †¥

10.23		Severance Agreement dated August 2, 2002, by and between Dennis W. Evans and the Registrant. †¥

10.24		Severance Agreement dated August 28, 2002, by and between Sri Chandran and the Registrant. †¥

10.25		Severance Agreement dated October 1, 2002, by and between Jean-Louis Gassée and the Registrant.†¥

10.26		Amendment to Severance Agreement dated November 1, 2002, by and between Sri Chandran and the Registrant.†¥

21.1	*	Subsidiaries of the Registrant.

23.1		Consent of Independent Accountants

99.1

Certification of Dan Wilnai, President, Chief Executive Officer and Chairman of the Board of Directors of the Registrant dated March 21, 2003, in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2

Certification of Carmine J. Napolitano, Vice President, Chief Financial Officer and Secretary of the Registrant dated March 21, 2003 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed as an exhibit, with the corresponding exhibit number, to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-43866) as filed with the SEC on August 16, 2000, as subsequently amended, and incorporated in this annual report be reference.

†	Denotes management contract or compensation plan, contract or arrangement.

¥	Previously filed as an exhibit, with the corresponding exhibit number, to the Registrant’s Quarterly Reports on Forms 10Q and Form 10Q/A filed with the SEC on May 14, 2002, August 14, 2002, and November 14, 2002, respectively.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 21, 2003	COMPUTER ACCESS TECHNOLOGY CORPORATION

By:	/s/ DAN WILNAI
Dan Wilnai President, Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAN WILNAI Dan Wilnai	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 21, 2003

/s/ CARMINE J. NAPOLITANO Carmine J. Napolitano	Vice President, Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)	March 21, 2003

/s/ PERETZ TZARNOTZKY Peretz Tzarnotzky	Executive Vice President, Engineering and Director	March 21, 2003

/s/ PHILIP POLLOK Philip Pollok	Director	March 21, 2003

/s/ ROGER W. JOHNSON Roger W. Johnson	Director	March 21, 2003

/s/ ANDREI MANOLIU Andrei Manoliu	Director	March 21, 2003

REPORT OF INDEPENDENT ACCOUNTANTS

ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Computer Access Technology Corporation

Our audits of the consolidated financial statements referred to in our report dated January 30, 2003 appearing in this Annual Report on Form 10-K of Computer Access Technology Corporation also included an audit of the financial statement schedule listed in Item 14(a)(3) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/    PricewaterhouseCoopers LLP

San Jose, California

January 30, 2003

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged to Cost and Expenses	Acquisition	Deductions	Balance at End of Period
Year Ended December 31, 2002:
Allowance for doubtful accounts	91	70	6	10	157
Year Ended December 31, 2001:
Allowance for doubtful accounts	90	11	—	10	91
Year Ended December 31, 2000:
Allowance for doubtful accounts	58	32	—	—	90

CERTIFICATION

I, Dan Wilnai, President, Chief Executive Officer, and Chairman of the Board of Directors of Computer Access Technology Corporation (the “Company”), certify that:

1.	I have reviewed this Form 10-K of the Company;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4.	The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (“Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.	The Company’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of the Company’s Board of Directors:

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

6.	The Company’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 21, 2003

/S/ DAN WILNAI
Dan Wilnai President Chief Executive Officer and Chairman of the Board of Directors

CERTIFICATION

I, Carmine J. Napolitano, President, Vice President, Chief Financial Officer and Secretary of Computer Access Technology Corporation (the “Company”), certify that:

1.	I have reviewed this Form 10-K of the Company;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4.	The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (“Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.	The Company’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of the Company’s Board of Directors:

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

6.	The Company’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 21, 2003

/S/ CARMINE J. NAPOLITANO
Carmine J. Napolitano Vice President, Chief Financial Officer and Secretary