Form 10-Q
period 2003-03-31
COMPUTER ACCESS TECHNOLOGY CORP
filed 2003-05-14
CIK 1120155

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2003

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 000-31863

COMPUTER ACCESS TECHNOLOGY CORPORATION

(exact name of registrant as specified in its charter)

Delaware	77-0302527
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2403 Walsh Avenue, Santa Clara California	95051
(Address of principal executive offices)	(Zip Code)

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

Yes  ☐     No   ☒

As of May 1, 2003, there were 19,414,006 shares of the registrant’s Common Stock outstanding.

Part I—FINANCIAL INFORMATION

Item 1. Financial Statements

COMPUTER ACCESS TECHNOLOGY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands)

	March 31, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$26,086	$30,846
Short-term investments	16,179	12,905
Trade accounts receivable, net	1,507	1,144
Related party receivable	534	580
Inventories	935	1,032
Other current assets	2,557	2,632

Total current assets	47,798	49,139
Property and equipment, net	928	999
Purchased intangibles, including goodwill	270	305
Other assets	85	87

	$49,081	$50,530

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$693	$1,326
Accrued expenses	970	1,247
Accrued restructuring	157	270
Deferred revenue	422	485

Total current liabilities	2,242	3,328

Stockholders’ equity:
Common stock	19	19
Additional paid-in capital	53,193	53,210
Deferred stock-based compensation	(207)	(324)
Accumulated deficit	(6,166)	(5,703)

Total stockholders’ equity	46,839	47,202

	$49,081	$50,530

See accompanying notes.

COMPUTER ACCESS TECHNOLOGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share amounts)

	Three Month Period Ended March 31,
	2003	2002
Revenue	$3,262	$3,422
Cost of revenue (inclusive of amortization of deferred stock-based compensation of $3 and $49 in the three month period ended March 31, 2003 and 2002, respectively)	664	684
Amortization of acquired developed technology	9	—

Gross profit	2,589	2,738

Operating expenses:
Research and development (exclusive of amortization of deferred stock-based compensation of $32 and $299 in the three month period March 31, 2003 and 2002, respectively)	1,308	1,913
Sales and marketing (exclusive of amortization of deferred stock-based compensation (recovery) of $19 and $(123) in the three month period ended March 31, 2003 and 2002, respectively)	1,144	1,265
General and administrative (exclusive of amortization of deferred stock-based compensation of $8 and $132 in the three month period ended March 31, 2003 and 2002, respectively)	676	1,122
Amortization of purchased intangibles	26	—
Amortization of deferred stock-based compensation	59	308

Total operating expenses	3,213	4,608

Loss from operations	(624)	(1,870)
Other income, net	161	173

Loss before benefit from income taxes	(463)	(1,697)
Benefit from income taxes	—	(690)

Net loss	$(463)	$(1,007)

Net loss per share:
Basic and diluted	$(0.02)	$(0.05)

Weighted average shares outstanding:
Basic and diluted	19,443	18,911

See accompanying notes.

COMPUTER ACCESS TECHNOLOGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Month Period Ended March 31,
	2003	2002
Cash flows from operating activities:
Net loss	$(463)	$(1,007)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	195	141
Amortization of acquired developed technology	9	—
Amortization of purchased intangibles	26	—
Amortization of deferred stock-based compensation	62	357
Changes in assets and liabilities:
Trade accounts receivable	(317)	145
Inventories	97	(160)
Deferred tax assets	—	(195)
Other assets	77	213
Accounts payable	(633)	279
Accrued expenses	(276)	601
Accrued restructuring	(113)	—
Deferred revenue	(63)	77
Deferred rent	—	1

Net cash provided by (used in) operating activities	(1,399)	452

Cash flows from investing activities:
Acquisition of property and equipment	(124)	(305)
Purchase of other long-term assets	—	(100)
Purchase of short-term investments	(4,274)	(2,901)
Sale of short-term investments	1,000	870

Net cash used in investing activities	(3,398)	(2,436)

Cash flows from financing activities:
Proceeds from exercise of stock options	7	116
Proceeds from employee stock purchase plan	70	117
Repurchases of common stock	(40)	—

Net cash provided by financing activities	37	233

Net decrease in cash and cash equivalents	(4,760)	(1,751)
Cash and cash equivalents at beginning of period	30,846	42,941

Cash and cash equivalents at end of period	$26,086	$41,190

See accompanying notes.

NOTE 1—BUSINESS

Business

Computer Access Technology Corporation is a provider of advanced verification systems for existing and emerging digital communications standards. Our products are used by semiconductor, device, system and software companies at each phase of their products’ lifecycles from development through production and market deployment.

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

We have two reportable segments: development products and production products. Further segment and geographic information is included in Note 9 of the Notes to Condensed Consolidated Financial Statements included in this report.

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

Interim Financial Information and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of March 31, 2003, and for the three month periods ended March 31, 2003 and 2002, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and include the accounts of Computer Access Technology Corporation and its wholly owned subsidiaries (collectively, “Computer Access Technology Corporation” or the “Company”). Intercompany accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position at March 31, 2003, the consolidated operating results for the three month periods ended March 31, 2003 and 2002, and consolidated cash flows for the three month periods ended March 31, 2003 and 2002. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes for the year ended December 31, 2002.

The unaudited condensed consolidated balance sheet at December 31, 2002 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements.

Concentrations of credit risk

Revenue and accounts receivable of customers comprising more than 10% of revenue or receivables are summarized as follows:

	Three Month Period Ended March 31,
	2003	2002
Revenue:
Company A	21%	22%
Company B	19%	8%

	March 31, 2003	December 31, 2002
Accounts receivable:
Company A	24%	21%
Company B	16%	11%

NOTE 2—COMPREHENSIVE LOSS

Comprehensive loss is defined as changes in equity of a company from transactions, other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners. There is no difference between net loss and comprehensive loss for the Company in any of the periods presented.

NOTE 3—STOCK-BASED COMPENSATION

Stock-based compensation

In connection with certain stock option grants in 2000, 1999 and 1998, the Company recorded deferred stock-based compensation totaling $14,393,000 which represents the difference between the exercise price and the deemed fair value at the date of grant, which is being recognized over the vesting period of the related options. Amortization of deferred stock-based compensation was $62,000 and $357,000 in the quarters ended March 31, 2003 and 2002, respectively, of which $3,000 and $49,000 was included in cost of revenue in the quarters ended March 31, 2003 and 2002, respectively. Amortization of deferred stock-based compensation on grants prior to December 31, 2000 is estimated to be approximately $174,000 for the remainder of the year ending December 31, 2003 and $33,000 in the year ending December 31, 2004 and may change due to the granting of additional options or the cancellation of existing grants in future periods.

Fair value disclosures

The Company has adopted the disclosure provisions of Statement of Financial Accounting Standard “SFAS” No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation and requires prominent disclosure in both the annual and interim financial statements of the method of accounting used and the financial impact of stock-based compensation. As permitted by SFAS No. 123 the Company accounts for stock options granted as prescribed under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” which recognizes compensation cost based upon the intrinsic value of the award.

In determining the fair value of options granted in each of the periods, the Company used the Black Scholes option pricing model and assumed the following:

	Three Month Period Ended March 31,
	2003	2002
Expected life (in years)	5	5
Risk-free interest rate	2.29%-6.88%	4.36%-6.88%
Volatility	53%	100%
Dividend yield	0%	0%

Had compensation costs been determined based upon the fair value at the grant date for awards under the Plan, consistent with the methodology prescribed under SFAS No. 148, the Company’s pro forma net loss and pro forma basic and diluted net loss per share under SFAS No. 148 would have been (in thousands, except per share data):

	Three Month Period Ended March 31,
	2003	2002
Net loss, as reported	$(463)	$(1,007)
Add: Amortization of deferred stock-based compensation included in as reported net loss	62	357

Deduct: Stock-based employee compensation expense determined under fair value based method for all grants	(1,123)	(2,240)

Net loss, pro forma	$(1,524)	$(2,890)
Net loss per share, as reported
Basic and diluted	$(0.02)	$(0.05)
Net loss per share, pro forma
Basic and diluted	$(0.08)	$(0.15)

NOTE 4—NET LOSS PER SHARE

The Company computes net income (loss) per share in accordance with SFAS No. 128, Earnings per Share, and SEC Staff Accounting Bulletin (“SAB”) No. 98. Under the provisions of SFAS No. 128 and SAB No. 98, basic net loss per share is computed by dividing net loss for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share excludes potential common stock if its effect is antidilutive. Potential common stock consists of incremental common shares issuable upon the exercise of stock options.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands except per share data):

	Three Month Period Ended March 31,
	2003	2002
Numerator:
Net loss	$(463)	$(1,007)

Denominator:
Weighted average shares outstanding	19,443	18,911
Denominator for basic calculation	19,443	18,911
Dilutive effect of stock options	—	—

Denominator for diluted calculation	19,443	18,911

Net income (loss) per share:
Basic	$(0.02)	$(0.05)

Diluted	$(0.02)	$(0.05)

Total common stock equivalents, related to options outstanding, excluded from the computation of earnings per share as their effect is antidilutive	3,378	3,449

NOTE 5—INVENTORIES

Inventories consist of the following (in thousands):

	March 31,	December 31,
	2003	2002
Raw materials	$339	$369
Work in progress	255	259
Finished goods	341	404

	$935	$1,032

NOTE 6—RESTRUCTURING

During the quarters ended June 30, 2002 and December 31, 2002, the Company implemented two separate restructuring plans designed to consolidate operations and reduce costs. The Company had restructuring expenses of $443,000 for the quarter ended June 30, 2002 and $365,000 for the quarter ended December 31, 2002. The restructuring plans included the closure of our facilities in San Diego, California and Netanya, Israel and a reduction in staff by a total of 34 positions, primarily in research and development. The Company expects that the majority of the remaining restructuring actions will be completed by the end of 2003. Obligations related to subleasing may continue until 2004 as estimated and accrued for as of March 31, 2003.

The following table summarizes the components of the accrued restructuring (in thousands):

	Employee Severance	Office Closure	Other Costs	Total
Accrued restructuring balance, December 31, 2002	$197	$68	$5	$270
Restructuring expenses, three months ended March 31, 2003	95	18	—	113

Accrued restructuring balance, March 31, 2003	$102	$50	$5	$157

NOTE 7—INCOME TAXES

The Company’s effective tax rate decreased from 40.7% in the quarter ended March 31, 2002 to 0.0% in the quarter ended March 31, 2003 as the Company fully reserved its net deferred tax assets in the quarter ended March 31, 2003. As of March 31, 2003, the Company has provided a full valuation allowance for its net deferred tax assets, as it can not predict that these amounts will be realized through taxable income from future operations, or by carry back to prior year’s taxable income.

NOTE 8 —STOCK REPURCHASE PROGRAM

On January 30, 2003, the Company announced that its Board of Directors had authorized a stock repurchase program under which up to 1 million shares of our outstanding Common Stock could be acquired in the open market. The Company has set up a Rule 10b5-1 plan for purchases of the shares that will allow the Company to repurchase shares at times when it would ordinarily not be in the market because of self-imposed blackout periods. Repurchases will be effected by Needham & Company, Inc. Purchases under the program will be funded from available working capital. There is no guarantee as to the exact number of shares that will be repurchased and the Company has the option to discontinue purchases at any time.

For the quarter ended March 31, 2003, the Company had purchased 17,034 shares under the stock repurchase program for approximately $40,000.

NOTE 9—REPORTABLE SEGMENTS AND GEOGRAPHIC INFORMATION

The Company has two reportable segments categorized by product type: development products and production products. Prior to the quarter ended March 31, 2003, the Company had three reportable segments: development products, production products and connectivity products. For the quarter ended March 31, 2002, connectivity product revenue and segment gross profit were $84,000 and $39,000, respectively. Connectivity products are now included in the production products segment information below and under the caption “Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations” elsewhere in this report.

Development products are advanced verification systems that assist hardware and software manufacturers to efficiently design reliable and interoperable systems and devices. Production products are production verification systems and connectivity solutions designed to assist hardware and software manufacturers in the volume production of reliable devices and systems. The Company has no inter-segment revenue.

The Company analyzes segment revenue and cost of revenue, but does not allocate operating expenses, including stock-based compensation, or assets to segments. Accordingly, the Company has presented only revenue and gross profit by segment.

Segment information (in thousands):

	Development Products	Production Products	Unallocated Stock-based Compensation Expense	Total
Three Month Period Ended March 31, 2003
Segment revenue from external customers	$2,799	$463	$—	$3,262
Segment gross profit	$2,330	$262	$(3)	$2,589
Three Month Period Ended March 31, 2002
Segment revenue from external customers	$2,877	$545	$—	$3,422
Segment gross profit	$2,447	$340	$(49)	$2,738

Geographic information (in thousands):

	Revenue	Long-Lived Assets
Three Month Period Ended March 31, 2003
North America	$1,260	$928
Europe	440	—
Asia	1,556	—
Rest of world	6	—

Total	$3,262	$928

Three Month Period Ended March 31, 2002
North America	$1,400
Europe	499
Asia	1,495
Rest of world	28

Total	$3,422

Revenues are attributed to countries based on delivery locations. Sales to international customers accounted for 61.4% and 59.1% of revenue during the quarters ended March 31, 2003 and 2002, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Report on Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, including statements regarding our expectations, hopes, intentions, beliefs or strategies regarding the future. Such forward-looking statements include, without limitation, our expectations regarding the completion of our restructuring actions; our belief that the repurchase of Company stock will be funded out of working capital; our belief that emerging communications standards and technological change are likely to continue to influence our revenues and results of operations; our belief that the rate and timing of customer orders may vary significantly from month to month; our belief that our current working capital requirements will be met for at least the next twelve months; our expectation that revenue from USB products will continue to account for a substantial portion of our revenue for the foreseeable future; our expectation that revenue from international operations will continue to represent a substantial portion of our revenue; and our belief that we have no material market risk exposure due to our short-term investments. Actual results could differ materially from those projected in any forward-looking statements for the reasons noted under the sub-heading “RISK FACTORS” and in other sections of this Report on Form 10-Q. All forward-looking statements included in this Form 10-Q are based on information available to us on the date of this Report on Form 10-Q, and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. See “RISK FACTORS” below, as well as such other risks and uncertainties as are detailed in our Securities and Exchange Commission reports and filings for a discussion of the factors that could cause actual results to differ materially from the forward-looking statements.

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Item 1 of this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Form 10-K as filed with the Securities and Exchange Commission on March 21, 2003.

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

We report our revenue and gross profit in two business segments: development products and production products. Due to the significant software content of our products, we have adopted Statement of Position, or SOP, 97-2, Software Revenue Recognition. Under SOP 97-2, we recognize revenue to distributors, resellers and end users upon shipment provided that there is persuasive evidence of an arrangement, the product has been delivered and title has passed, the fee is fixed or determinable and collection of the resulting receivable is reasonably assured. We do not provide distributors, resellers or end-users price protection, and only provide limited rights of return or exchange. Generally, our distributors do not maintain inventory; however, they do have the right to return inventory upon termination of their distribution agreement. We review inventory levels held by distributors, if any, on a quarterly basis to ensure that any potential returns in the event of termination are not material. When we have shipped products but some elements essential to the functionality of the products have not been completed, revenue and associated cost of revenue are deferred until all remaining elements have been delivered. Software maintenance support revenue is deferred and recognized ratably over the maintenance support period. Provisions for warranty costs are recorded at the time products are shipped.

Our cash equivalents and short-term investments are placed in portfolios managed by three professional money management firms under investment guidelines we have established. These guidelines address the critical objectives of preservation of principal, avoiding inappropriate concentrations, meeting liquidity requirements and delivering maximum after-tax returns. We classify all highly liquid investments purchased with an original maturity of 90 days or less to be cash equivalents and those with a maturity greater than 90 days but less than one year to be short-term investments. Our cash equivalents and short-term investments consist principally of investments in commercial paper, investment quality corporate and municipal bonds, money market funds, collateralized mortgage obligations, and U.S. government agency securities.

We account for income taxes under the liability method, which requires, among other things, that deferred income taxes account for temporary differences between the tax bases of our assets and liabilities and their financial statement reported amounts. In addition, deferred tax assets are recorded for the future benefit of utilizing net operating losses and research and development credit carryforwards. A full valuation allowance is provided against deferred tax assets unless it is more likely than not that they will be realized. In the quarter ended December 31, 2002, we provided a full valuation allowance for our net deferred tax assets. As the March 31, 2003, we still maintain a full valuation allowance for our net deferred tax assets as we cannot predict that these amounts will be realized through taxable income from future operations, or by carryback to prior years’ taxable income.

Our purchased intangible assets total $270,000 as of March 31, 2003. We are required to make judgments about the recoverability of these assets whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. In order to make such judgments, we are required to make assumptions about the value of these assets in the future including future prospects for earnings and cash flows of the businesses underlying these investments. Judgments and assumptions about the future are complex, subjective and can be affected by a variety of factors including industry and economic trends, our market position and the competitive environment in which we operate. Although we believe our judgments and assumptions are reasonable and appropriate, different judgments and assumptions could materially impact our reported financial results.

Overview

We are a provider of advanced verification systems and connectivity products for existing and emerging digital communications standards such as Bluetooth, Ethernet, Fibre Channel, IEEE 1394, InfiniBand, PCI Express, SCSI, Serial ATA and USB.

Our products are used by semiconductor, device, system and software companies at each phase of their products’ lifecycles from development through production and market deployment. Our verification systems consist of development and production products that accurately monitor communications traffic and diagnose operational problems to ensure that products comply with standards and operate with other devices as well as to assist system manufacturers in downloading software onto new computers. We currently outsource most of the manufacturing of our verification systems so that we may concentrate our resources on the design, development and marketing of our existing and new products.

We report our revenue and gross profit in two business segments: development and production products. In the quarter ended March 31, 2003, revenue from our development products was $2.8 million and revenue from our production products was $463,000. Historically, we have generated a majority of our revenue across both segments from products for the USB standard. Revenue from USB products accounted for approximately 69.9% of our revenue in the quarter ended March 31, 2003, of which 59.4% was from USB 2.0 products.

We sell our products to technology, infrastructure and application companies through our direct sales force and indirectly through our distributors and manufacturer’s representatives. For the quarter ended March 31, 2003, Toyo, our primary distributor in Japan, accounted for 21.4% of our revenues. Historically, a substantial portion of our revenue has been derived from customers outside of the North America. In the quarter ended March 31, 2003, 61.4% of our revenue was derived from international customers, of which 22.2% was derived from customers in Japan, 25.5% was derived from customers in other parts of Asia, and 13.5% was derived from customers in Europe. International revenue as a percentage of total revenue for the quarter ended March 31, 2003 was consistent with the quarter ended March 31, 2002. All of our revenue and accounts receivable are denominated in U.S. dollars. Although seasonality affects many of our target markets, to date our revenues and financial condition as a whole have not been materially impacted by seasonality.

The development of emerging communications standards and technological change has influenced and is likely to continue to influence our quarterly and annual revenue and results of operations. Our product development and marketing strategies are focused on working closely with promoter companies and communications standards groups to gain early access to new communications standards and technologies. We have invested significantly in the research, development and marketing of our products for emerging communications standards, often before these standards have gained widespread industry acceptance and in advance of generating substantial revenue related to these investments. Additionally, the rate and timing of customer orders may vary significantly from month to month. Accordingly, if sales of our products do not occur when we expect and we are unable to predict or adjust our expenses on a timely basis, our expenses may increase as a percentage of revenue.

Results of Operations

The following table presents selected consolidated financial data for the periods indicated as a percentage of revenue:

	Three Month Period Ended March 31,
	2003	2002
Consolidated Statement of Operations Data:
Revenue	100.0%	100.0%
Cost of Revenue	20.3	20.0

	Three Month Period Ended March 31,
	2003	2002
Amortization of acquired developed technology	0.3	—

Gross profit	79.4	80.0

Operating expenses:
Research and development	40.1	55.9
Sales and marketing	35.1	37.0
General and administrative	20.7	32.8
Amortization of purchased intangibles	0.8	—
Amortization of deferred stock-based compensation	1.8	9.0

Total operating expenses	98.5	134.7

Loss from operations	(19.1)	(54.7)
Other income, net	4.9	5.1

Loss before benefit from income taxes	(14.2)	(49.6)
Benefit from income taxes	—	(20.2)

Net loss	(14.2)%	(29.4)%

Results of Operations in the Quarters Ended March 31, 2003 and 2002

Revenue. Our revenue was $3.3 million in the quarter ended March 31, 2003 compared to $3.4 million in the quarter ended March 31, 2002, a decrease of 4.7%. The decrease in revenue was due primarily to decreases in sales of certain existing development and production products of $885,000 and $83,000, respectively, offset by an increase in sales of new development products of $808,000. The decrease in sales of existing development and production products was primarily the result of the slowdown in the Bluetooth and USB 1.1 markets and a general economic slowdown. Revenue from international customers represented 61.4% of our revenue in the quarter ended March 31, 2003 and 59.1 % of our revenue in the quarter ended March 31, 2002.

Cost of Revenue and Gross Profit. Our gross profit was $2.6 million in the quarter ended March 31, 2003 compared to $2.7 million in the quarter ended March 31, 2002, a decrease of 5.4%. The dollar decrease in gross profit was primarily the result of a decrease in unit sales of development and production products, offset by a decrease in the amortization of deferred stock-based compensation of $46,000. Our gross margin percentage was 79.4% in the quarter ended March 31, 2003 and 80.0% in the quarter ended March 31, 2002. The decrease in gross margin percentage was primarily due to reduced margins for our production products, resulting from higher costs associated with components and lower volume manufacturing of new products, offset by increased development product sales as a percentage of total revenue. Our higher margin business segment, development products, increased as a percentage of revenue by 1.7%. Excluding amortization of deferred stock-based compensation, our gross margin would have been 79.5% for the quarter ended March 31, 2003 and 81.4% for the quarter ended March 31, 2002.

Research and Development. Our research and development expenses were $1.3 million in the quarter ended March 31, 2003 compared to $1.9 million in the quarter ended March 31, 2002, a decrease of 31.6%. Research and development expenses represented 40.1% of revenue in the quarter ended March 31, 2003 and 55.9% of revenue in the quarter ended March 31, 2002. The dollar decrease was primarily due to decreases in personnel and related costs of approximately $556,000. The percentage of revenue decrease for the quarter ended March 31, 2003 was primarily due to the decrease in costs noted in this paragraph from the quarter ended March 31, 2002, partially offset by the impact of decreased revenue from the quarter ended March 31, 2002.

Sales and Marketing. Our sales and marketing expenses were $1.1 million in the quarter ended March 31, 2003 compared to $1.3 million in the quarter ended March 31, 2002, a decrease of 9.6%. Sales and marketing expenses represented 35.1% of revenue in the quarter ended March 31, 2003 and 37.0% of revenue in the quarter ended March 31, 2002. The dollar decrease was primarily due to a decrease in the commissions earned by our manufacturer’s representatives of $55,000, decreases in consulting fees of $35,000 and decreases in marketing programs of $32,000. The percentage of revenue decrease for the quarter ended March 31, 2003 was primarily due to the decrease in costs noted in this paragraph from the quarter ended March 31, 2002, partially offset by the impact of decreased revenue from the quarter ended March 31, 2002.

General and Administrative. Our general and administrative expenses were $676,000 in the quarter ended March 31, 2003 compared to $1.1 million in the quarter ended March 31, 2002, a decrease of 39.8%. General and administrative expenses represented 20.7% of revenue in the quarter ended March 31, 2003 and 32.8% in the quarter ended March 31, 2002. The dollar decrease was primarily due to a decrease in professional services of $384,000, primarily legal fees associated with ongoing litigation, and decreases in personnel and related costs of $77,000. The percentage of revenue decrease for the quarter ended March 31, 2003 was primarily due to the decrease in costs noted in this paragraph from the quarter ended March 31, 2002, partially offset by the impact of decreased revenue from the quarter ended March 31, 2002.

Amortization of Purchased Intangibles. Our amortization of purchased intangibles resulting from our purchase of Verisys was $26,000. There were no comparable charges in the quarter ended March 31, 2002. Amortization of purchased intangibles represented 0.8% of revenue in the quarter ended March 31, 2003.

Amortization of Deferred Stock-based Compensation. Amortization of deferred stock-based compensation was $62,000 in the quarter ended March 31, 2003, of which $3,000 was included in cost of revenue. This amount reflects decreased amortization due to option cancellations of approximately $36,000 resulting from employee terminations. Amortization of deferred stock-based compensation was $357,000 in the quarter ended March 31, 2002, of which a credit of $49,000 resulting from cancellations was included in cost of revenue. Amortization of deferred stock-based compensation on grants prior to December 31, 2000 is estimated to be approximately $174,000 for the remainder of the year ending December 31, 2003 and $33,000 in the year ending December 31, 2004, and may change due to the granting of additional options or the cancellation of existing grants in future periods.

Other Income. Other income was $161,000 in the quarter ended March 31, 2003 compared to $173,000 in the quarter ended March 31, 2002, representing a decrease of 6.9%. This decrease resulted primarily from declining interest income earned on the investment of excess cash balances from the proceeds of our initial public offering in November 2000. This decline was primarily the result of lower interest rates.

Provision for (Benefit from) Income Taxes. We have incurred no provision for income taxes in the quarter ended March 31, 2003 compared to a benefit from income taxes of $690,000 in the quarter ended March 31, 2002, representing a decrease of 100.0%. Our effective tax rate decreased from 40.7% in the quarter ended March 31, 2002 to 0.0% in the quarter ended March 31, 2003. As of March 31, 2003, we still maintain a full valuation allowance for our net deferred tax assets as we cannot predict that these amounts will be realized through taxable income from future operations, or by carryback to prior years’ taxable income.

Liquidity and Capital Resources

Our operating cash flow requirements have generally increased reflecting the expanding scope and level of our activities. Since our inception, we have financed our operations primarily through cash flows from operating activities. In November 2000, we received net proceeds of $38.3 million from the initial public offering of our Common Stock.

In the quarter ended March 31, 2003, cash used in operating activities of $1.4 million was primarily the result of our net loss of $463,000 and a decrease in related assets and liabilities for working capital purposes of $1.2 million, offset by non-cash expenses associated with depreciation expenses of $195,000, amortization of deferred stock-based compensation of $62,000, amortization of other purchased intangibles of $26,000 and the amortization of other acquired developed technology of $9,000. Cash used in investing activities was $3.4 million, related to the purchase of short-term investments of $4.3 million, capital expenditures of $124,000, offset by proceeds from the sale of short-term investments of $1.0 million. Cash provided by financing activities was $37,000, consisting of the sale of stock pursuant to our employee stock purchase plan of $70,000, proceeds from the exercise of stock options of $7,000, offset by repurchases of common stock of $40,000.

In the quarter ended March 31, 2002, cash provided by operating activities of $452,000 was primarily a result of net loss of $1.0 million, offset by amortization of deferred stock-based compensation of $357,000, depreciation expenses of $141,000 and an increase in related assets and liabilities for working capital purposes of $961,000. Cash used in investing activities was $2.4 million, related to capital expenditures of $305,000, purchase of other long-term assets of $100,000 and the purchase of short-term investments of $2.9 million, offset by the proceeds from the sale of short-term investments of $870,000. Cash provided by financing activities was $233,000, consisting of the proceeds from the exercise of stock options of $116,000 and to the sale of stock pursuant to our employee stock purchase plan of $117,000.

As of March 31, 2003, we had cash, cash equivalents and short-term investments of $42.3 million, working capital of $45.6 million and no debt. We have no capital lease obligations, and we had future minimum lease payments under our operating leases of approximately $127,000.

We believe that our current cash, cash equivalents and short-term investments together with funds generated from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. In the future, we may find it necessary to obtain additional equity or debt financing. If we are required to raise additional funds, we may not be able to do so on acceptable terms or at all. In addition, if we issue new securities, stockholders might experience dilution and the holders of the new securities might have rights, preferences or privileges senior to those of existing stockholders.

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

A substantial majority of our revenue derives from USB product sales. Sales of our USB products accounted for approximately 69.9% of our revenue in the quarter ended March 31, 2003. We expect that revenue from USB products will continue to account for a substantial portion of our revenue for the foreseeable future so long as the market continues to accept our USB products. Factors that may affect our USB product sales include the continued growth of markets for USB compliant devices, the performance and pricing of our USB products, and the availability, functionality and price of competing products. Companies must also modify their products to support new versions of USB, such as USB 2.0. Many of these factors are beyond our control. In addition, in order to maintain widespread market acceptance, we must continue to differentiate ourselves from competitors through technical expertise, product offerings and brand name recognition.

If we fail to keep up with rapid technological change and evolving industry standards, our products could become less competitive or obsolete.

The markets for our products are characterized by rapid technological change, frequent new product introductions, changes in customer requirements and evolving industry standards. We may cease to be competitive if we fail to timely introduce new products or product enhancements that address these factors. To continue to introduce new products or product enhancements on a timely basis, we must:

•	identify emerging technological trends in our target markets, including new communications standards;

•	accurately define and design new products or product enhancements to meet market needs;

•	develop or license the underlying core technologies necessary to create new products and product enhancements; and

•	respond effectively to technological changes and product introductions by our competitors.

If we are unable to timely identify, develop, manufacture, market or support new or enhanced products successfully, our competitors could gain market share or our new products or product enhancements might not gain market acceptance.

Delays in the development of new products or product enhancements could harm our operating results and our competitive position.

The development of new, technologically advanced products is a complex and uncertain process requiring high levels of innovation and highly skilled engineering and development personnel, as well as accurate anticipation of technological and market trends. Consequently, product development delays are typical in our industry. To the extent we do not timely introduce a product for an emerging standard or customers defer or cancel orders expecting the release of a new product or product enhancement, our operating results could suffer. Product development delays may result from numerous factors, including:

•	changing product specifications and customer requirements;

•	difficulties in hiring and retaining necessary technical personnel;

•	difficulties in allocating engineering resources and overcoming resource limitations;

•	unanticipated engineering complexities; and

•	difficulties with contract manufacturers or suppliers of key components or technologies.

If we devote resources to developing products for emerging communications standards that ultimately are not widely accepted, our business could be harmed.

Our future growth depends upon our ability to manufacture and sell in volume advanced verification systems for existing and emerging communications standards such as Bluetooth wireless technology, Ethernet, Fibre Channel, IEEE 1394, InfiniBand, PCI Express, SCSI, Serial ATA and USB and for new communications standards yet to be conceived. We have little or no control over the conception, development or adoption of new standards. Moreover, even as it relates to currently emerging standards, the markets are rapidly evolving and we have virtually no ability to impact the adoption of those standards. As a result, there is significant uncertainty as to whether markets for new and emerging standards ultimately will develop at all or, if they do develop, their potential size or future growth rate. We may incur significant expenses and dedicate significant time and resources to develop products for standards that fail to gain broad acceptance. For example, we spent four years from 1992 to 1995 developing products for the ACCESS.bus technology, a standard designed to connect peripheral devices to computers, which did not gain market acceptance. The failure of a standard for which we devote resources to gain widespread acceptance would likely harm our business.

If we fail to maintain and expand our relationships with the core or promoter companies in our target markets, we may have difficulty developing and marketing our products.

It is important to our success to maintain and expand our relationships with technology and infrastructure companies that are leaders in developing emerging communications standards in our target markets, as well as expand our relationships with leaders in new markets. We believe that we need to work closely with these companies to gain valuable insights into new product market demands, obtain early access to such standards as they develop and help us design new products. Generally, we do not enter into formal contracts obligating these companies to work or share their technology with us. Industry leaders could choose to work with other companies in the future. If we fail to maintain and expand our industry relationships, we could lose first-mover advantage with respect to emerging standards and it would be more difficult for us to develop and market products that address these standards.

Increased competition, new product introductions by competitors, and our entry into new markets may decrease the average selling prices of our products, revenue and market share.

The markets for advanced verification products for emerging communications standards are highly competitive. We compete with multiple companies in each of our various markets and we expect the number of competitors, some of which may be current customers, and the intensity of competition will continue to increase. Any of these existing or future competitors may have substantially greater financial, technical, marketing and distribution resources and brand name recognition. If companies develop competing products or form alliances with or acquire companies offering competing products, even if those products do not have capabilities comparable to our products, they could be significant competitors.

We continue to experience increased competition in our principal markets and, as we expand our product portfolio into other new and existing markets, we expect to encounter similar competitive forces in those markets. Increased competition could result in significant price erosion, reduced revenue, lower margins and loss of market share, any of which would significantly harm our business. As a result, we anticipate that the average selling prices of our products will decrease in the future in response to such things as product introductions or enhancements by us or our competitors, product discounting on volume purchase orders or additional pricing pressures. We believe we will need to continue to develop and introduce on a timely basis new products that incorporate features that can be sold at higher average selling prices. Failure to do so would likely cause our revenue and gross margins to decline.

Our executive officers, directors, Philips Semiconductors and certain entities affiliated with them own a large percentage of our voting stock, which could have the effect of delaying or preventing a change in our control.

As of May 1, 2003, our executive officers, directors, Philips Semiconductors and certain entities affiliated with or beneficially controlled by them owned approximately 13,249,739 shares or approximately 68.25% of the outstanding shares of our Common Stock. These stockholders, acting together, can control matters requiring stockholder approval, including the election or removal of directors and the approval of mergers or other business combination transactions. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging potential acquirers from attempting to obtain control, which in turn could have an adverse effect on the market price of our Common Stock or prevent our stockholders from realizing a premium over the market price for their shares of Common Stock. Our repurchase of shares of our Common Stock pursuant to our stock repurchase program discussed under the separate caption in “Part I, Item 1, Note 8 elsewhere in this Quarterly Report, may increase the control of these stockholders.

The interim status of our Chief Executive Officer and the transition to his successor may cause substantial organizational disruptions and inefficiencies.

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

Our gross margins vary by product, with gross margins generally higher on our development products than our production products. Our overall gross margins might fluctuate from period to period as a result of shifts in product mix, the channels through which we sell our products, the introduction of new products and product costs.

We depend on contract manufacturers for substantially all of our manufacturing requirements and if these manufacturers fail to provide us with adequate supplies of high-quality products, our competitive position, reputation and business could be harmed.

We currently rely on four contract manufacturers for all of our manufacturing requirements except for the final assembly, testing and quality assurance on our lower volume, higher margin products. We do not have long-term contracts with any of these manufacturers. As a result, our manufacturers could refuse to continue to manufacture all or some of our products or attempt to change the terms under which they manufacture our products. Previously, we experienced delays in product shipments from some of our manufacturers, which forced us to delay product shipments. We may experience similar future delays or other problems, such as inferior quality and insufficient quantity of products, any of which could significantly harm our business. Our manufacturers may not be able to meet our future requirements for timely delivery of products of sufficient quality and quantity. We intend to introduce new products and product enhancements regularly, which will require that we rapidly achieve volume production by coordinating our efforts with those of our suppliers and contract manufacturers. The inability of our manufacturers to provide us with adequate supplies of high quality products or the loss of any manufacturer would cause a delay in our ability to fulfill orders while we obtain a replacement.

If we fail to accurately forecast our supply needs, our costs may increase or we may not be able to ship products in a timely manner.

We purchase components used in the manufacture of our products from several key sources. We depend on these sources to deliver components in a timely manner based on twelve-month rolling forecasts we provide. Lead times for materials and components we order vary significantly and depend on factors such as specific supplier requirements, contract terms and current market demand. If we overestimate our component requirements, we may develop excess inventory, which would increase our costs. If we underestimate our component requirements, we may not be able to timely fulfill orders.

We depend on sole source suppliers for several key product components and we may lose sales if they fail to meet our needs.

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

Historically, we have relied on both manufacturer’s representatives to sell our products domestically and distributors to sell our products internationally. We sell a substantial portion of our products through our distributors and manufacturer’s representatives, including Toyo, our primary distributor in Japan and LeColn in Taiwan and China. Toyo accounted for approximately 21.4% of our revenue in the quarter ended March 31, 2003. Our distributors and manufacturer’s representatives generally offer products from multiple manufacturers. Accordingly, there is a risk that these distributors and manufacturer’s representatives may give higher priority to selling products from other suppliers and reduce their efforts to sell our products. Our distributors and manufacturer’s representatives may not market our products effectively or continue to devote the resources necessary to provide us with effective sales, marketing and technical support. Our distributors may on occasion build inventories in anticipation of substantial growth in sales and, if growth does not occur as rapidly as anticipated, may decrease the quantity of products ordered from us in subsequent quarters. A slowdown in orders from our distributors or manufacturer’s representatives could reduce our revenue in any given quarter and give rise to fluctuations in our operating results.

In addition, sales to our distributors are initiated by purchase orders rather than long-term commitments. The loss of any major distributor, the delay of significant orders from our distributors, or the failure of our distributors to timely pay for products purchased could result in decreased or deferred recognition of revenue.

If we are unable to expand our direct sales operations and our distributor and manufacturer’s representatives channels or successfully manage our expanded sales organization, our operations may be harmed.

We intend to continue development and expansion of our direct sales organization in North America and our indirect distribution channels internationally. Managing our distribution channels has become more complex as we have expanded both our product lines and our geographic presence. As a result, it has also become increasingly critical that we optimize our distribution channels around complementary products and users. We may not be able to expand our direct sales organization or distribution channels successfully, manage them optimally, and the cost of any expansion may exceed the revenue generated.

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

Our ability to offer products and implement our business plan successfully in a rapidly evolving market requires effective planning and management. We implemented two separate corporate restructuring plans in 2002, in the second and fourth quarters. Some or all of the adopted measures in these restructures may not yield the intended results, if any, and may furthermore give rise to unforeseen complications and inefficiencies as we adjust personnel assignments. Moreover, reductions in force and cost cutting measures effected in both of these restructurings can adversely impact the morale of our personnel leading to further complications and operational inefficiencies. If this were to occur, our profitability or financial position could be negatively impacted and our operating results could suffer.

Our products may contain defects that cause us to incur significant corrective costs, divert our attention from product development efforts and result in a loss of customers.

Highly complex products such as our verification systems frequently contain defects when they are first introduced or as new versions are released. If any of our products contain defects or have reliability, quality or compatibility problems, our reputation may be damaged and customers may be reluctant to buy our products. In addition, these defects could interrupt or delay sales. We may have to invest significant capital and other resources to alleviate these problems. If any problem remains undiscovered until after we have commenced commercial production of a new product, we may be required to incur additional development costs and product recall, repair or replacement costs. These problems may also result in claims against us by our customers or others. In addition, these problems may divert our technical and other resources from other development efforts.

Any acquisitions that we undertake could be difficult to integrate, disrupt our business, dilute stockholder value and harm our operating results.

We expect to continue to review opportunities to acquire other businesses or technologies that complement our current products, expand our markets, enhance our technical capabilities or that might otherwise offer growth opportunities. If we make any acquisitions, we could issue stock that would dilute the percentage ownership of our existing stockholders, incur substantial debt or assume contingent liabilities. For example, we issued 360,000 shares of our Common Stock in connection with our acquisition of Verisys in June 2002. In addition, in the quarter ended September 30, 2002, we recorded a goodwill impairment of $1.4 million, and a partial impairment write-down of $194,000 of purchased intangibles, arising from our purchase of Verisys. Moreover, the Verisys acquisition and other potential acquisitions involve numerous risks, including:

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

Because we sell our products worldwide, our business is subject to risks associated with doing business internationally. We recognized 61.4% of our revenue from sales to international customers in the quarter ended March 31, 2003. We anticipate that revenue from international operations will continue to represent a substantial portion of our revenue. In addition, several of our manufacturers’ facilities and suppliers are located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including:

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

The spread of SARS may harm our sales in Asia and other parts of the world.

The worldwide threat of severe acute respiratory syndrome (SARS) has increased fears and anxiety in a number of Asian countries as well as Canada and the United States. This fear and anxiety, along with the ongoing efforts taken by a number of countries to control the spread of SARS, may have a material adverse effect on commerce in certain parts of Asia and in other parts of the world. Sales to customers with operations in Asia accounted for approximately 47.7% of our revenue in the period ended March 31, 2003. Additionally, many of our customers operate facilities or have significant ties to Asia. Any significant reduction in commerce in Asia and between companies with operations or activities in Asia may have a material adverse effect on our revenue and operations.

Geopolitical instability and the threat of terrorist attacks have created many economic and political uncertainties, some of which may harm our business, our prospects and our ability to conduct business generally.

Geopolitical instability and the continued threat of terrorism and the resulting military, economic and political responses (including, without limitation, war between sovereign nations) as well as heightened security measures may cause significant disruption to commerce worldwide. To the extent any disruption results in a general decrease or delay in our customers’ spending, our business and results of operations could be materially adversely affected. We are unable to predict whether the threat of such instability and terrorism or the responses thereto will result in any long-term commercial disruptions or have long-term adverse effects on our business, results of operations or financial condition.

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

Our industry is characterized by uncertain and conflicting intellectual property claims and frequent litigation, especially regarding patent rights. We cannot be certain that our products do not and will not infringe issued patents or the intellectual property rights of others. Historically, patent applications in the United States of America have not been publicly disclosed until the patent is issued, and we may not be aware of filed patent applications that relate to our products or technology. If patents are later issued in connection with these applications, we may be liable for infringement. Periodically, other parties may assert patent, copyright and other rights to technologies in various jurisdictions that are important to our business. Any claims asserting that our products infringe or may infringe the rights of third parties, including claims arising through our contractual indemnification of our customers, regardless of their merit or resolution, would likely be costly and time-consuming, divert the efforts of our technical and management personnel, cause product shipment delays or require us to enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on terms acceptable to us, or at all.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve principal while concurrently maximizing the after-tax income we receive from our investments without significantly increasing risk. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with an interest rate fixed at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. Since cash equivalents and short-term investments consist principally of investments in commercial paper, investment quality corporate and municipal bonds, money market funds, collateralized mortgage obligations, and U.S. government agency securities, we believe there is no material market risk exposure.

Item 4. Controls and Procedures

Within 90 days prior to the filing of this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the date of the evaluation, our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to our most recent evaluation of our internal controls.

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

The case was tried before a jury, with trial commencing October 28, 2002. On November 15, 2002, a unanimous jury returned a verdict finding that we own valid trademark rights in our CATC Trace design and that Catalyst infringed our trademark, that Catalyst violated the federal and state unfair competition statutes, and that Catalyst acted willfully when it violated the unfair competition statutes. The jury further found that Catalyst did not infringe our copyright and that we did not prove that our CATC Trace design is protectible trade dress. On November 26, 2002, the Court heard our request for injunctive relief and restitution under federal and state law and, by an order issued the same day, the Court stayed execution of the judgment and deferred ruling on the equitable relief claims pending resolution of Catalyst’s motion for judgment as a matter of law, or alternatively, for retrial.

On January 10, 2003, the Court held a hearing on Catalyst’s motion for judgment as a matter of law in favor of Catalyst or, alternatively, for retrial of the trademark, federal and state unfair competition causes of action. On February 18, 2003, the Court granted Catalyst’s motion for a new trial on the claims of trademark infringement and violation of federal and state unfair competition statutes by Catalyst. The Court furthermore granted our motion for retrial on our claims of copyright and trade dress infringement.

A status conference was held on March 14, 2003 and the Court set the matter for re-trial in September 2003. We cannot predict the outcome of this litigation at this time.

Item 6. Exhibits and Reports on Form 8-K

a. Exhibits.

Exhibit No.	Document Name

3.1*	Amended and Restated Certificate of Incorporation of the Company.

3.2*	Bylaws of the Company.

4.1*	Specimen Certificate of the Company’s common stock.

99.1

Certification of Dan Wilnai, President, Chief Executive Officer and Chairman of the Board of Directors of the Registrant dated May 14, 2003, in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2

Certification of Carmine J. Napolitano, Vice President, Chief Financial Officer and Secretary of the Registrant dated May 14, 2003, in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (Registration No. 333-43866) as filed with the SEC on August 16, 2000, as subsequently amended, and incorporated in this Quarterly Report by reference.

b. Reports on Form 8-K

We did not file any reports on Form 8-K during the three month period ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date May 14, 2003		Computer Access Technology Corporation

	By:	/s/ Carmine J. Napolitano
Carmine J. Napolitano Vice President, Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)

CERTIFICATION

I, Dan Wilnai, President, Chief Executive Officer, and Chairman of the Board of Directors of Computer Access Technology Corporation (the “Company”), certify that:

1.	I have reviewed this Form 10-Q of the Company;

2.	Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3.	Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Quarterly Report;

4.	The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

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

Dated: May 14, 2003

/s/ DAN WILNAI
Dan Wilnai
President, Chief Executive Officer and Chairman of the Board of Directors

CERTIFICATION

I, Carmine J. Napolitano, Vice President, Chief Financial Officer and Secretary of Computer Access Technology Corporation (the “Company”), certify that:

1.	I have reviewed this Form 10-Q of the Company;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3.	Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Quarterly Report;

4.	The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

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

Dated: May 14, 2003

/s/ CARMINE J. NAPOLITANO
Carmine J. Napolitano Vice President, Chief Financial Officer and Secretary