Form 10-Q
period 2003-06-30
COMPUTER ACCESS TECHNOLOGY CORP
filed 2003-08-08
CIK 1120155

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2003

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 000-31863

COMPUTER ACCESS TECHNOLOGY CORPORATION

(exact name of registrant as specified in its charter)

Delaware	77-0302527
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2403 Walsh Avenue, Santa Clara California	95051
(Address of principal executive offices)	(Zip Code)

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

Yes  ☐      No  ☒

As of August 1, 2003, there were 19,381,026 shares of the registrant’s Common Stock outstanding.

Part I—FINANCIAL INFORMATION

Item 1.     Financial Statements

COMPUTER ACCESS TECHNOLOGY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands)

	June 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$30,698	$30,846
Short-term investments	12,135	12,905
Trade accounts receivable, net	1,634	1,144
Related party receivable	690	580
Inventories	826	1,032
Other current assets	1,552	2,632

Total current assets	47,535	49,139
Property and equipment, net	872	999
Purchased intangibles	236	305
Other assets	85	87

	$48,728	$50,530

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$226	$1,326
Accrued expenses	1,202	1,247
Accrued restructuring	41	270
Deferred revenue	492	485

Total current liabilities	1,961	3,328

Stockholders’ equity:
Common stock	19	19
Additional paid-in capital	52,941	53,210
Deferred stock-based compensation	(130)	(324)
Accumulated deficit	(6,063)	(5,703)

Total stockholders’ equity	46,767	47,202

	$48,728	$50,530

See accompanying notes.

COMPUTER ACCESS TECHNOLOGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share amounts)

	Three Month Period Ended June 30,		Six Month Period Ended June 30,
	2003	2002	2003	2002
Revenue	$3,856	$3,493	$7,118	$6,915
Cost of revenue (inclusive of amortization of deferred stock-based compensation of $15 and $31 in the three month period ended June 30, 2003 and 2002, respectively, and of $18 and $80 in the six month period ended June 30, 2003 and 2002, respectively)	791	652	1,455	1,336
Amortization of acquired developed technology	9	17	18	17

Gross profit	3,056	2,824	5,645	5,562

Operating expenses:
Research and development (exclusive of amortization of deferred stock-based compensation (recovery) of $53 and $(229) in the three month period ended June 30, 2003 and 2002, respectively, and of $85 and $70 in the six month period ended June 30, 2003 and 2002, respectively)	1,249	1,982	2,557	3,895
Sales and marketing (exclusive of amortization of deferred stock-based compensation (recovery) of $21 and $(32) in the three month period ended June 30, 2003 and 2002, respectively, and of $40 and $(155) in the six month period ended June 30, 2003 and 2002, respectively)	1,193	1,215	2,337	2,480
General and administrative (exclusive of amortization of deferred stock-based compensation of $7 and $59 in the three month period ended June 30, 2003 and 2002, respectively, and of $15 and $191 in the six month period ended June 30, 2003 and 2002, respectively)	585	1,051	1,261	2,173
Acquired in-process research and development	—	410	—	410
Amortization of purchased intangibles	26	12	52	12
Restructuring expenses	—	443	—	443
Amortization of deferred stock-based compensation	81	(202)	140	106

Total operating expenses	3,134	4,911	6,347	9,519

Loss from operations	(78)	(2,087)	(702)	(3,957)
Other income, net	198	197	359	370

Income (loss) before benefit from income taxes	120	(1,890)	(343)	(3,587)
Benefit from income taxes	—	(1,081)	—	(1,771)

Net income (loss)	$120	$(809)	$(343)	$(1,816)

Net income (loss) per share:
Basic and diluted	$0.01	$(0.04)	$(0.02)	$(0.10)

Weighted average shares outstanding:
Basic	19,442	19,083	19,411	18,998

Diluted	19,980	19,083	19,411	18,998

See accompanying notes.

COMPUTER ACCESS TECHNOLOGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Month Period Ended June 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(343)	$(1,816)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	397	304
Provision for doubtful accounts	—	(9)
Write-down of property and equipment in connection with restructuring	—	134
Acquired in-process research and development	—	410
Amortization of acquired developed technology	18	17
Amortization of purchased intangibles	52	12
Amortization of deferred stock-based compensation	158	186
Amortization of premium on short-term investments	262	—
Changes in assets and liabilities:
Trade accounts and related party receivables	(600)	(122)
Inventories	206	(177)
Deferred tax assets	—	(1,034)
Other assets	962	110
Accounts payable	(1,100)	(79)
Accrued expenses	(46)	200
Accrued restructuring	(229)	262
Deferred revenue	7	278
Deferred rent	—	(4)

Net cash used in operating activities	(256)	(1,328)

Cash flows from investing activities:
Acquisition of property and equipment	(270)	(340)
Other long-term assets	120	(188)
Purchase of short-term investments	(4,392)	(10,863)
Sale of short-term investments	4,900	2,971
Acquisition of subsidiary, net of cash acquired	—	(931)

Net cash provided by (used in) investing activities	358	(9,351)

Cash flows from financing activities:
Proceeds from exercise of stock options	145	199
Proceeds from employee stock purchase plan	70	116
Repurchases of common stock	(465)	—

Net cash provided by (used in) financing activities	(250)	315

Net decrease in cash and cash equivalents	(148)	(10,364)
Cash and cash equivalents at beginning of period	30,846	42,941

Cash and cash equivalents at end of period	$30,698	$32,577

See accompanying notes.

NOTE 1 – BUSINESS

Business

Computer Access Technology Corporation is a provider of advanced verification systems for existing and emerging digital communications standards. Our products are used by semiconductor, computer systems, software, data storage, communications, automotive and aerospace companies at each phase of their products’ lifecycles from development through production and market deployment.

We have expertise in the Bluetooth, Ethernet, Fibre Channel, IEEE 1394, InfiniBand, PCI Express, SCSI, Serial ATA, Serial Attached SCSI, and USB standards and are actively engaged with our customers throughout their development and production processes. Utilizing our easy to use, color-coded, expert analysis software, the CATC Trace™, our development products generate, capture, filter and analyze high-speed communications traffic, allowing our customers to quickly discover and correct flaws in their product design. Our production products are used in manufacturing to ensure that products comply with applicable standards and operate with other devices, as well as assist system manufacturers in downloading software onto new computers.

We have two reportable segments: development products and production products. Further segment and geographic information is included in Note 9 of the Notes to Condensed Consolidated Financial Statements included in this report.

Computer Access Technology Corporation was incorporated in California in 1992 and reincorporated in Delaware in 2000. Our headquarters are located at 2403 Walsh Avenue, Santa Clara, California 95051. We maintain a website at www.catc.com. The reference to this website address does not constitute incorporation by reference of the information contained therein.

Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, and the proxy statement for our annual meeting of stockholders are made available, free of charge, on our website, www.catc.com, as soon as reasonably practicable after the reports have been filed with or furnished to the Securities and Exchange Commission (“SEC”).

Interim Financial Information and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of June 30, 2003, and for the three and six month periods ended June 30, 2003 and 2002, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to the rules and regulations of the SEC and include the accounts of Computer Access Technology Corporation and its wholly owned subsidiaries (collectively, “Computer Access Technology Corporation” or the “Company”). Intercompany accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the condensed consolidated balance sheet at June 30, 2003, the condensed consolidated operating results for the three and six month periods ended June 30, 2003 and 2002, and the condensed consolidated cash flows for the six month periods ended June 30, 2003 and 2002. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2002.

The unaudited condensed consolidated balance sheet at December 31, 2002 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements.

Concentrations of credit risk

Revenue and accounts receivable from customers comprising more than 10% of revenue or receivables are summarized as follows:

	Six Month Period Ended June 30,
	2003	2002
Revenue:
Company A	18%	20%
Company B	17%	11%

	June 30, 2003	December 31, 2002
Accounts receivable:
Company A	18%	21%
Company B	9%	11%

NOTE 2 – COMPREHENSIVE LOSS

Comprehensive loss is defined as changes in equity of a company from transactions, other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners. There is no difference between net loss and comprehensive loss for the Company in any of the periods presented.

NOTE 3 – STOCK-BASED COMPENSATION

Stock-based compensation

In connection with certain stock option grants in 2000, 1999 and 1998, the Company recorded deferred stock-based compensation totaling $14,393,000 which represents the difference between the exercise price and the deemed fair value at the date of grant, which is being recognized over the vesting period of the related options. Amortization of deferred stock-based compensation was $96,000 and $158,000 in the quarter ended June 30, 2003 and the six month period ended June 30, 2003, respectively, of which $15,000 and $18,000 was included in cost of revenue in the quarter ended June 30, 2003 and the six month period ended June 30, 2003, respectively. Amortization (recovery) of deferred stock-based compensation was $(171,000) and $186,000 in the quarter ended June 30, 2002 and the six month period ended June 30, 2002, respectively, of which $31,000 and $80,000 was included in cost of revenue in the quarter ended June 30, 2002 and the six month period ended June 30, 2002, respectively. Amortization of deferred stock-based compensation on grants prior to December 31, 2000 is estimated to be approximately $97,000 for the remainder of the year ending December 31, 2003 and $33,000 in the year ending December 31, 2004 and may change due to the granting of additional options or the cancellation of existing grants in future periods.

Fair value disclosures

The Company has adopted the disclosure provisions of Statement of Financial Accounting Standard (“SFAS”) No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation and requires prominent disclosure in both the annual and interim financial statements of the method of accounting used and the financial impact of stock-based compensation. As permitted by SFAS No. 123 the Company accounts for stock options granted as prescribed under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” which recognizes compensation cost based upon the intrinsic value of the award.

The weighted-average fair value of options granted during the quarters ended June 30, 2003 and 2002, were $2.01, $3.03 and for the six month periods ended June 30, 2003 and 2002, were $1.78, and $3.90. In determining the fair value of options granted in each of the periods, the Company used the Black Scholes option pricing model and assumed the following:

	Quarter Ended June 30,		Six Month Period Ended June 30,

	2003	2002	2003	2002

Expected life (in years)	5	5	5	5
Risk-free interest rate	2.63%	4.17-5.11%	2.29%-2.78%	3.00%-5.95%
Volatility	77%	100%	53-77%	100%
Dividend yield	0%	0%	0%	0%

Had compensation costs been determined based upon the fair value at the grant date for awards under the Plan, consistent with the methodology prescribed under SFAS No. 148, the Company’s pro forma net loss and pro forma basic and diluted net loss per share under SFAS No. 148 would have been (in thousands, except per share data):

	Quarter Ended June 30,		Six Month Period Ended June 30,
	2003	2002	2003	2002
Net income (loss), as reported	$120	$(809)	$(343)	$(1,816)
Add: Amortization of deferred stock-based compensation included in as reported net loss	96	(171)	158	186
Deduct: Stock-based employee compensation expense determined under fair value based method for all grants	(472)	(1,612)	(1,156)	(3,582)

Net loss, pro forma	$(256)	$(2,592)	$(1,341)	$(5,212)

Net income (loss) per share, as reported
Basic and diluted	$0.01	$(0.04)	$(0.02)	$(0.10)

Net loss per share, pro forma
Basic and diluted	$(0.01)	$(0.14)	$(0.07)	$(0.27)

NOTE 4 – NET INCOME (LOSS) PER SHARE

The Company computes net income (loss) per share in accordance with SFAS No. 128, “Earnings per Share,” and SEC Staff Accounting Bulletin (“SAB”) No. 98. Under the provisions of SFAS No. 128 and SAB No. 98, basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net income (loss) per share excludes potential common stock if its effect is antidilutive. Potential common stock consists of incremental common shares issuable upon the exercise of stock options.

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated (in thousands except per share data):

	Quarter Ended June 30,		Six Month Period Ended June 30,
	2003	2002	2003	2002
Numerator:
Net income (loss)	$120	$(809)	$(343)	$(1,816)

Denominator:
Weighted average shares outstanding	19,442	19,083	19,441	18,998

Denominator for basic calculation	19,442	19,083	19,441	18,998
Dilutive effect of stock options	538	—	—	—

Denominator for diluted calculation	19,980	19,083	19,441	18,998

Net income (loss) per share:
Basic	$0.01	$(0.04)	$(0.02)	$(0.10)

Diluted	$0.01	$(0.04)	$(0.02)	$(0.10)

Total common stock equivalents, related to options outstanding, excluded from the computation of earnings per share as their effect is antidilutive	2,813	4,052	2,921	3,825

NOTE 5 – INVENTORIES

Inventories consist of the following (in thousands):

	June 30, 2003	December 31, 2002
Raw materials	$319	$369
Work in progress	192	259
Finished goods	315	404

	$826	$1,032

NOTE 6 – RESTRUCTURING

During the quarters ended June 30, 2002 and December 31, 2002, the Company implemented two separate restructuring plans designed to consolidate operations and reduce costs. The Company had restructuring expenses of $443,000 for the quarter ended June 30, 2002 and $365,000 for the quarter ended December 31, 2002. The restructuring plans included the closure of our facilities in San Diego, California and Netanya, Israel and a reduction in staff by a total of 34 positions, primarily in research and development. Obligations related to subleasing may continue until 2004 as estimated and accrued for as of June 30, 2003.

The following table summarizes the components of the accrued restructuring (in thousands):

	Employee Severance	Office Closure	Other Costs	Total
Accrued restructuring balance, December 31, 2002	$197	$68	$5	$270
Cash payments made during the six months ended June 30, 2003	197	27	5	229

Accrued restructuring balance, June 30, 2003	$—	$41	$—	$41

NOTE 7 – INCOME TAXES

The Company’s effective tax rate decreased from 57.2% and 49.4% in the quarter ended March 31, 2002 and the six months ended June 30, 2002, respectively, to 0.0% in the quarter ended June 30, 2003 and the six months ended June 30, 2003 as the Company provided a full valuation allowance against its net deferred tax assets in the quarters ended March 31, 2003 and June 30, 2003. As of June 30, 2003, the Company continued to carry a full valuation against its net deferred tax assets, as it has determined that it is more likely than not that such amounts will not be realized through taxable income from future operations, or by carryback to prior year’s taxable income.

NOTE 8 – STOCK REPURCHASE PROGRAM

On January 30, 2003, the Company announced that its Board of Directors had authorized a stock repurchase program under which up to 1 million shares of the Company’s outstanding Common Stock could be acquired in the open market. The Company has set up a Rule 10b5-1 plan for purchases of the shares that will allow the Company to repurchase shares at times when it would ordinarily not be in the market because of self-imposed blackout periods. Repurchases will be effected by Needham & Company, Inc. Purchases under the program will be funded from available working capital. There is no guarantee as to the exact number of shares that will be repurchased and the Company has the option to discontinue stock repurchases at any time.

During the six months ended June 30, 2003, the Company purchased approximately 164,000 shares under the stock repurchase program for approximately $465,000.

NOTE 9 – REPORTABLE SEGMENTS AND GEOGRAPHIC INFORMATION

The Company has two reportable segments categorized by product type: development products and production products. Prior to the quarter ended March 31, 2003, the Company had three reportable segments: development products, production products and connectivity products. For the quarter ended June 30, 2003, connectivity product revenue and segment gross profit were $24,000 and $12,000, respectively. For the quarter ended June 30, 2002, connectivity product revenue and segment gross profit were $97,000 and $53,000, respectively. Connectivity products are now included in the production products segment information below and under the caption “Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations” elsewhere in this report.

Development products are advanced verification systems that assist product developers to efficiently design reliable and interoperable systems and devices. Production products are production verification systems and connectivity solutions designed to assist manufacturers in the volume production of reliable devices and systems. The Company has no inter-segment revenue.

The Company analyzes segment revenue and cost of revenue, but does not allocate operating expenses, including stock-based compensation, or assets to segments. Accordingly, the Company has presented only revenue and gross profit by segment.

Segment information (in thousands):

	Development Products	Production Products	Unallocated Stock-based Compensation Expense	Total
Three Month Period Ended June 30, 2003
Segment revenue from external customers	$3,571	$285	$—	$3,856
Segment gross profit	$2,901	$170	$(15)	$3,056

Three Month Period Ended June 30, 2002
Segment revenue from external customers	$2,960	$533	$—	$3,493
Segment gross profit	$2,507	$348	$(31)	$2,824

Six Month Period Ended June 30, 2003
Segment revenue from external customers	$6,370	$748	$—	$7,118
Segment gross profit	$5,231	$432	$(18)	$5,645

Six Month Period Ended June 30, 2002
Segment revenue from external customers	$5,837	$1,078	$—	$6,915
Segment gross profit	$4,954	$688	$(80)	$5,562

Geographic information (in thousands):

	Revenue	Long-Lived Assets
Three Month Period Ended June 30, 2003
North America	$1,907	$872
Europe	525	—
Asia	1,424	—
Rest of world	—	—

Total	$3,856	$872

Three Month Period Ended June 30, 2002
North America	$1,481
Europe	607
Asia	1,403
Rest of world	2

Total	$3,493

Six Month Period Ended June 30, 2003
North America	$3,167	$872
Europe	965	—
Asia	2,980	—
Rest of world	6	—

Total	$7,118	$872

Six Month Period Ended June 30, 2002
North America	$2,881
Europe	1,106
Asia	2,898
Rest of world	30

Total	$6,915

Revenues are attributed to countries based on delivery locations. Sales to international customers accounted for 50.5% and 57.6% of revenue during the quarters ended June 30, 2003 and 2002, respectively, and 55.5% and 58.3% for the six months ended June 30, 2003 and 2002, respectively.

NOTE 10 – WARRANTIES

The Company offers warranties on certain products and records at time of shipment an estimate for the future costs associated with warranty claims. We accrue these costs based upon our historical experience and our estimate of the level of future warranty costs. We assess the adequacy of our warranty reserve on a quarterly basis and make adjustments, if needed.

The following table reconciles the changes in our warranty reserve for the six months ended June 30, 2003 (in thousands):

Balance as of December 31, 2002	$187
Accrual for warranty reserve for sales made during the six months ended June 30, 2003	168
Warranty expirations during the six months ended June 30, 2003	(174)

Total	$181

NOTE 11 – RECENT ACCOUNTING PRONOUNCEMENTS

In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This Statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. For nonpublic entities, mandatorily redeemable financial instruments are subject to the provisions of this Statement for the first period beginning after December 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. The Company believes that the adoption of SFAS 150 will not have a material impact on the consolidated financial position or results of the operations of the Company.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Report on Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, including statements regarding our expectations, hopes, intentions, beliefs or strategies regarding the future. Such forward-looking statements include, without limitation, our belief that the repurchase of Company stock will be funded out of working capital; our belief that emerging communications standards and technological change are likely to continue to influence our revenues and results of operations; our belief that the rate and timing of customer orders may vary significantly from month to month; our belief that our current working capital requirements will be met for at least the next twelve months; our expectation that revenue from USB products will continue to account for a substantial portion of our revenue for the foreseeable future; our expectation that revenue from international operations will continue to represent a substantial portion of our revenue; and our belief that we have no material market risk exposure due to our short-term investments. Actual results could differ materially from those projected in any forward-looking statements for the reasons noted under the sub-heading “RISK FACTORS” and in other sections of this Report on Form 10-Q. All forward-looking statements included in this Form 10-Q are based on information available to us on the date of this Report on Form 10-Q, and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. See “RISK FACTORS” below, as well as such other risks and uncertainties as are detailed in our Securities and Exchange Commission reports and filings for a discussion of the factors that could cause actual results to differ materially from the forward-looking statements.

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

Due to the significant software content of our products, we have adopted Statement of Position (“SOP”), 97-2, Software Revenue Recognition. Under SOP 97-2, we recognize revenue to distributors, resellers and end users upon shipment provided that there is persuasive evidence of an arrangement, the product has been delivered and title has passed, the fee is fixed or determinable and collection of the resulting receivable is reasonably assured. We do not provide distributors, resellers or end-users price protection, and only provide limited rights of return or exchange. Generally, our distributors do not maintain inventory; however, to the extent they do so, the Company has the right, but not the obligation, to repurchase inventory at the sales price pursuant to the distribution agreement. We review inventory levels held by distributors, if any, on a quarterly basis to ensure that any potential returns in the event of termination are not material. When we have shipped products but some elements essential to the functionality of the products have not been completed, revenue and associated cost of revenue are deferred until all remaining elements have been delivered. Software maintenance support revenue is deferred and recognized ratably over the maintenance support period. Provisions for warranty costs are recorded at the time products are shipped.

Our cash equivalents and short-term investments are placed in portfolios managed by two professional money management firms under investment guidelines we have established. These guidelines address the critical objectives of preservation of principal, avoiding inappropriate concentrations, meeting liquidity requirements and maximize after-tax returns. We classify all highly liquid investments purchased with an original maturity of 90 days or less to be cash equivalents and those with a maturity greater than 90 days but less than one year to be short-term investments. Our cash equivalents and short-term investments consist principally of investments in commercial paper, investment quality corporate and municipal bonds, money market funds, collateralized mortgage obligations, and U.S. government agency securities.

We account for income taxes under the liability method, which requires, among other things, that deferred income taxes account for temporary differences between the tax bases of our assets and liabilities and their financial statement reported amounts. In addition, deferred tax assets are recorded for the future benefit of utilizing net operating losses and research and development credit carryforwards. A full valuation allowance is provided against deferred tax assets unless it is more likely than not that they will be realized. In the quarter ended December 31, 2002, we provided a full valuation allowance for our net deferred tax assets. As of June 30, 2003, we continue to maintain a full valuation allowance against our net deferred tax assets as have determined that it is more likely than not that such amounts will not be realized through taxable income from future operations, or by carryback to prior years’ taxable income.

Our purchased intangible assets total $236,000 as of June 30, 2003. We are required to make judgments about the recoverability of these assets whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. In order to make such judgments, we are required to make assumptions about the value of these assets in the future including future prospects for earnings and cash flows of the businesses underlying these investments. Judgments and assumptions about the future are complex, subjective and can be affected by a variety of factors including industry and economic trends, our market position and the competitive environment in which we operate. Although we believe our judgments and assumptions are reasonable and appropriate, different judgments and assumptions could materially impact our reported financial results.

Overview

We are a provider of advanced verification systems and connectivity products for existing and emerging digital communications standards such as Bluetooth, Ethernet, Fibre Channel, IEEE 1394, InfiniBand, PCI Express, SCSI, Serial ATA, Serial Attached SCSI and USB.

Our products are used by semiconductor, computer systems, software, data storage, communications, automotive and aerospace companies at each phase of their products’ lifecycles from development through production and market deployment. Our verification systems consist of development and production products that accurately monitor communications traffic and diagnose operational problems to ensure that products comply with standards and operate with other devices as well as to assist system manufacturers in downloading software onto new computers. We currently outsource most of the manufacturing of our verification systems so that we may concentrate our resources on the design, development and marketing of our existing and new products.

We report our revenue and gross profit in two business segments: development and production products. In the quarter ended June 30, 2003, revenue from our development products was $3.6 million and revenue from our production products was $285,000. Historically, a predominant percentage of our revenue has been generated across both segments from products addressing the USB standard.

We sell our products to technology, infrastructure and application companies through our direct sales force and indirectly through our distributors and manufacturer’s representatives. For the quarter ended June 30, 2003, Toyo, a holder of our Common Stock and our primary distributor in Japan, accounted for 14.4% of our revenue. Historically, a substantial portion of our revenue has been derived from customers outside of North America. In the quarter ended June 30, 2003, 50.5% of our revenue was derived from international customers, of which 14.6% was derived from customers in Japan, 22.3% was derived from customers in other parts of Asia, and 13.6% was derived from customers in Europe. All of our revenue and accounts receivable are denominated in U.S. dollars. Although seasonality affects many of our target markets, to date our revenue and financial condition as a whole have not been materially impacted by seasonality.

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

Results of Operations

The following table presents selected consolidated financial data for the periods indicated as a percentage of revenue:

	Quarter Ended June 30,		Six Month Period Ended June 30,
	2003	2002	2003	2002
Consolidated Statement of Operations Data:
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of Revenue	20.5	18.7	20.4	19.3
Amortization of acquired developed technology	0.2	0.5	0.3	0.3

Gross profit	79.3	80.8	79.3	80.4

Operating expenses:
Research and development	32.4	56.8	35.9	56.3
Sales and marketing	30.9	34.8	32.8	35.9
General and administrative	15.2	30.1	17.7	31.4
Acquired in-process research and development	—	11.7	—	5.9
Amortization of purchased intangibles	0.7	0.3	0.7	0.2
Restructuring expenses	—	12.7	—	6.4
Amortization of deferred stock-based compensation	2.1	(5.8)	2.0	1.5

Total operating expenses	81.3	140.6	89.1	137.6

Loss from operations	(2.0)	(59.8)	(9.8)	(57.2)
Other income, net	5.1	5.7	5.0	5.4

Income (loss) before benefit from income taxes	3.1	(54.1)	(4.8)	(51.8)
Benefit from income taxes	—	(30.9)	0.3	(25.6)

Net income (loss)	3.1%	(23.2)%	(4.5)%	(26.2)%

Results of Operations in the Quarters Ended June 30, 2003 and 2002

Revenue.    Our revenue was $3.9 million in the quarter ended June 30, 2003 compared to $3.5 million in the quarter ended June 30, 2002, an increase of 10.4%. The increase in revenue was due primarily to increases in sales of new development products of $810,000, offset by a decrease in sales of certain existing development and production products of $197,000 and $250,000, respectively. The decrease in sales of existing development products was primarily the result of reduced demand for Bluetooth products in advance of the market’s transition to V1.2 of the Bluetooth standard and for production products primarily as a result of the SARS epidemic in key production areas of Asia. Revenue from international customers represented 50.5% of our revenue in the quarter ended June 30, 2003 and 57.6 % of our revenue in the quarter ended June 30, 2002.

Cost of Revenue and Gross Profit.    Our gross profit was $3.1 million in the quarter ended June 30, 2003 compared to $2.8 million in the quarter ended June 30, 2002, an increase of 8.2%. The increase in gross profit was primarily the result of an increase in unit sales of development products, partially offset by a decrease in unit sales of production products. Our gross margin percentage was 79.3% in the quarter ended June 30, 2003 and 80.8% in the quarter ended June 30, 2002. The decrease in gross margin percentage was primarily due to reduced margins for our development and production products, resulting from higher costs associated with components and manufacturing of new products, offset by increased development product sales as a percentage of total revenue. Our higher margin business segment, development products, increased as a percentage of revenue by 7.9% in the quarter ended June 30, 2003, when compared to the quarter ended June 30, 2002.

Research and Development.    Our research and development expenses were $1.2 million in the quarter ended June 30, 2003 compared to $2.0 million in the quarter ended June 30, 2002, a decrease of 37.0%. Research and development expenses represented 32.4% of revenue in the quarter ended June 30, 2003 and 56.8% of revenue in the quarter ended June 30, 2002. The decrease in expenses was primarily due to decreases in personnel and related costs of approximately $602,000. The percentage of revenue decrease for the quarter ended June 30, 2003 was primarily due to the decrease in expenses noted in this paragraph and the impact of increased revenue when compared to the quarter ended June 30, 2002.

Sales and Marketing.    Our sales and marketing expenses were $1.2 million in the quarter ended June 30, 2003, the same as in the quarter ended June 30, 2002. Sales and marketing expenses represented 30.9% of revenue in the quarter ended June 30, 2003 and 34.8% of revenue in the quarter ended June 30, 2002. The percentage of revenue decrease was primarily due to increased revenue as compared to the quarter ended June 30, 2002.

General and Administrative.    Our general and administrative expenses were $585,000 in the quarter ended June 30, 2003 compared to $1.1 million in the quarter ended June 30, 2002, a decrease of 44.3%. General and administrative expenses represented 15.2% of revenue in the quarter ended June 30, 2003 and 30.1% in the quarter ended June 30, 2002. The decrease was primarily due to a decrease in professional services of $389,000 and decreases in personnel and related costs of $91,000. The percentage of revenue decrease for the quarter ended June 30, 2003 was primarily due to the decrease in costs noted in this paragraph and the impact of increased revenue when compared to the quarter ended June 30, 2002.

Acquired In-Process Research and Development.    Our acquired in-process research and development expenses resulting from our purchase of Verisys were $410,000 in the quarter ended June 30, 2002, representing 11.7% of revenue in the quarter. There were no comparable charges in the quarter ended June 30, 2003.

Amortization of Purchased Intangibles.    Our amortization of purchased intangibles resulting from our purchase of Verisys was $26,000 in the quarter ended June 30, 2003 compared to $12,000 in the quarter ended June 30, 2002. Amortization of purchased intangibles represented 0.7% and 0.3% of revenue in the quarter ended June 30, 2003 and June 30, 2002, respectively.

Restructuring Expenses.    Restructuring expenses were $443,000 in the quarter ended June 30, 2002, representing 12.7% of revenue in the quarter. There were no comparable charges in the quarter ended June 30, 2003. Restructuring expenses consist of severance payments in connection with our headcount reduction, other expenses relating to office closures, write-down of fixed assets and other one-time charges relating to our restructuring plan implemented in the quarter ended June 30, 2002.

Amortization of Deferred Stock-based Compensation.    Amortization of deferred stock-based compensation was $96,000 in the quarter ended June 30, 2003, of which $15,000 was included in cost of revenue. Amortization (recovery) of deferred stock-based compensation was $(171,000) in the quarter ended June 30, 2002, of which $49,000 was included in cost of revenue. This amount reflects the impact of option cancellations of approximately $520,000 due to employee terminations. Amortization of deferred stock-based compensation on grants prior to December 31, 2000 is estimated to be approximately $97,000 for the remainder of the year ending December 31, 2003 and $33,000 in the year ending December 31, 2004, and may change due to the granting of additional options or the cancellation of existing grants in future periods.

Other Income.    Other income was $198,000 in the quarter ended June 30, 2003 compared to $197,000 in the quarter ended June 30, 2002, an increase of 0.5%. This increase resulted primarily from interest income from income tax refunds of $60,000, offset by declining interest income earned on the investment of excess cash balances. This decline was primarily the result of lower interest rates.

Benefit from Income Taxes.    We have incurred no provision for income taxes in the quarter ended June 30, 2003 compared to a benefit from income taxes of $1.1 million in the quarter ended June 30, 2002, a decrease of 100.0%. Our effective tax rate decreased from 57.2% in the quarter ended June 30, 2002 to 0.0% in the quarter ended June 30, 2003. As of June 30, 2003, we continue to maintain a full valuation allowance against our net deferred tax assets as we have determined that it is more likely than not that such amounts will not be realized through taxable income from future operations, or by carryback to prior years’ taxable income.

Results of Operations in the Six Months Ended June 30, 2003 and 2002

Revenue.    Our revenue was $7.1 million in the six months ended June 30, 2003 compared to $6.9 million in the six months ended June 30, 2002, an increase of 2.9%. The increase in revenue was due primarily to increases in sales of new development products of $1.3 million, partially offset by decreases in sales of certain existing development and production products of $791,000 and $334,000, respectively. The decrease in sales of existing development products was primarily the result of reduced demand for Bluetooth products in advance of the market’s transition to V1.2 of the Bluetooth standard and for production products primarily as a result of the SARS epidemic in key production areas of Asia. Revenue from international customers represented 55.5% of our revenue in the six months ended June 30, 2003 and 58.3 % of our revenue in the six months ended June 30, 2002.

Cost of Revenue and Gross Profit.    Our gross profit was $5.6 million in the six months ended June 30, 2003 and in the six months ended June 30, 2002. Our gross margin percentage was 79.3% in the six months ended June 30, 2003 and 80.4% in the six months ended June 30, 2002. The decrease in gross margin percentage was primarily due to reduced margins for our development production products, resulting from higher costs associated with components and manufacturing of new products, offset by increased development product sales as a percentage of total revenue. Our higher margin business segment, development products, increased as a percentage of revenue by 5.1% in the six months ended June 30, 2003 when compared to the six months ended June 30, 2002.

Research and Development.    Our research and development expenses were $2.6 million in the six months ended June 30, 2003 compared to $3.9 million in the six months ended June 30, 2002, a decrease of 34.4%. Research and development expenses represented 35.9% of revenue in the six months ended June 30, 2003 and 56.3% of revenue in the six months ended June 30, 2002. The decrease in expenses was primarily due to decreases in personnel and related costs of approximately $1.2 million. The percentage of revenue decrease for the six months ended June 30, 2003 was primarily due to the decrease in costs noted in this paragraph and the impact of increased revenue when compared to the six months ended June 30, 2002.

Sales and Marketing.    Our sales and marketing expenses were $2.3 million in the six months ended June 30, 2003 compared to $2.5 million in the six months ended June 30, 2002, a decrease of 5.8%. Sales and marketing expenses represented 32.8% of revenue in the six months ended June 30, 2003 and 35.9% of revenue in the six months ended June 30, 2002. The decrease in expenses was primarily due to a decrease in the commissions earned by our manufacturer’s representatives of $125,000 and decreases in marketing programs of $78,000. The percentage of revenue decrease for the six months ended June 30, 2003 was primarily due to the decrease in costs noted in this paragraph and the impact of increased revenue when compared to the six months ended June 30, 2002.

General and Administrative.    Our general and administrative expenses were $1.3 million in the six months ended June 30, 2003 compared to $2.2 million in the six months ended June 30, 2002, a decrease of 42.0%. General and administrative expenses represented 17.7% of revenue in the six months ended June 30, 2003 and 31.4% in the six months ended June 30, 2002. The decrease was primarily due to a decrease in professional services of $773,000 and decreases in personnel and related costs of $168,000. The percentage of revenue decrease for the six months ended June 30, 2003 was primarily due to the decrease in costs noted in this paragraph and the impact of increased revenue when compared to the six months ended June 30, 2002.

Acquired In-Process Research and Development.    Our acquired in-process research and development expenses resulting from our purchase of Verisys were $410,000 in the six months ended June 30, 2002. There were no comparable charges in the six months ended June 30, 2003. Acquired in-process research and development expenses represented 5.9% of revenue in the six months ended June 30, 2002.

Amortization of Purchased Intangibles.    Our amortization of purchased intangibles resulting from our purchase of Verisys was $52,000 in the six months ended June 30, 2003 compared to $12,000 in the six months ended June 30, 2002. Amortization of purchased intangibles represented 0.7% and 0.2% of revenue in the six months ended June 30, 2003 and June 30, 2002, respectively.

Restructuring Expenses.    Restructuring expenses were $443,000 in the six months ended June 30, 2002, representing 6.4% of revenue in the six months ended June 30, 2002. There were no comparable charges in the six months ended June 30, 2003. Restructuring expenses consisted of severance payments in connection with our headcount reduction, other expenses relating to office closures, write-down of fixed assets and other one-time charges relating to our restructuring plan implemented in the six months ended June 30, 2002.

Amortization of Deferred Stock-based Compensation.    Amortization of deferred stock-based compensation was $158,000 in the six months ended June 30, 2003, of which $18,000 was included in cost of revenue. Amortization of deferred stock-based compensation was $186,000 in the six months ended June 30, 2002, of which $80,000 was included in cost of revenue. This amount reflects the impact of option cancellations of approximately $761,000 due to employee terminations. Amortization of deferred stock-based compensation on grants prior to December 31, 2000 is estimated to be approximately $97,000 for the remainder of the year ending December 31, 2003 and $33,000 in the year ending December 31, 2004, and may change due to the granting of additional options or the cancellation of existing grants in future periods.

Other Income.    Other income was $359,000 in the six months ended June 30, 2003 compared to $370,000 in the six months ended June 30, 2002, a decrease of 3.0%. This decrease resulted primarily from declining interest income earned on the investment of excess cash balances, partially offset by interest on income tax refunds of $60,000. The declining interest income was primarily the result of lower interest rates.

Benefit from Income Taxes.    We have incurred no provision for income taxes in the six months ended June 30, 2003 compared to a benefit from income taxes of $1.8 million in the six months ended June 30, 2002, a decrease of 100.0%. Our effective tax rate decreased from 49.4% in the six months ended June 30, 2002 to 0.0% in the six months ended June 30, 2003. As of June 30, 2003, we continue to maintain a full valuation allowance against our net deferred tax assets as we have determined that it is more likely than not that such amounts will not be realized through taxable income from future operations, or by carryback to prior years’ taxable income.

Liquidity and Capital Resources

Our operating cash flow requirements have generally increased reflecting the expanding scope and level of our activities. Since our inception, we have financed our operations primarily through cash flows from operating activities. In November 2000, we received net proceeds of $38.3 million from the initial public offering of our Common Stock.

In the six months ended June 30, 2003, cash used in operating activities of $256,000 was primarily the result of our net loss of $343,000 and a decrease in related assets and liabilities for working capital purposes of $800,000 million, offset by non-cash expenses associated with depreciation expenses of $397,000, amortization of premium on short-term investments, of $262,000, amortization of deferred stock-based compensation of $158,000, amortization of other purchased intangibles of $52,000 and the amortization of other acquired developed technology of $18,000. Cash provided by investing activities was $358,000, related to the sale of short-term investments of $4.9 million, other long-term assets of $120,000, offset by the purchase of short-term investments of $4.4 million and capital expenditures of $270,000. Cash used in financing activities was $250,000, consisting of the repurchases of common stock of $465,000, offset by the proceeds from the exercise of stock options of $145,000 and the sale of stock pursuant to our employee stock purchase plan of $70,000.

In the six months ended June 30, 2002, cash used in operating activities of $1.3 million was primarily a result of our net loss of $1.8 million and a decrease in related assets and liabilities for working capital purposes of $566,000, offset by acquired in-process research and development of $410,000, depreciation expenses of $304,000, amortization of deferred stock-based compensation of $186,000, write-down of property and equipment in connection with restructuring of $134,000, and amortization of other purchased intangibles of $29,000. Cash used in investing activities was $9.4 million, related to the purchase of short-term investments of $10.9 million, acquisition of a subsidiary of $931,000, capital expenditures of $340,000, purchase of other long-term assets of $188,000, offset by the proceeds from the sale of short-term investments of $3.0 million. Cash provided by financing activities was $315,000, consisting of the proceeds from the exercise of stock options of $199,000 and to the sale of stock pursuant to our employee stock purchase plan of $116,000.

As of June 30, 2003, we had cash, cash equivalents and short-term investments of $42.8 million, working capital of $45.6 million and no debt. We currently have no capital lease obligations, and we had future minimum lease payments under our operating leases of approximately $91,000. In order to meet our long term operating objections, however, it may become necessary for us in the future to commit to long term lease arrangements.

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

Our quarterly and annual operating results have fluctuated in the past and are likely to fluctuate significantly in the future due to a number of factors, some of which are wholly or partially outside our control. Several of these risks are described in the risk factors below. Accordingly, we believe that period-to-period comparisons of our results of operations are not meaningful and should not be relied upon as indications of future performance. Some of the factors that could cause our quarterly or annual operating results to fluctuate include:

•	changes in the volume of our product sales and pricing concessions;

•	changes in the average selling prices of our products;

•	the timing, reduction, deferral or cancellation of customer orders or purchases;

•	seasonality in some of our target markets;

•	the amount and timing of our operating expenses and capital expenditures;

•	the effectiveness of our product cost reduction efforts;

•	variability of our customers’ product lifecycles;

•	shifts in our sales toward lower-margin products; and

•	cancellations, changes or delays of deliveries to us by our manufacturers and suppliers.

If our operating results fall below the expectations of securities analysts or investors, the trading price of our Common Stock would likely decline significantly.

We depend upon widespread market acceptance of our USB products, and our revenue will decline if the market does not continue to accept these products.

A predominant percentage of our revenue derives from USB product sales and we expect that will continue for the foreseeable future. Factors that may affect our USB product sales include the continued growth of markets for USB compliant devices, the performance and pricing of our USB products, and the availability, functionality and price of competing products. Companies must also modify their products to support new versions of USB, such as USB 2.0. Many of these factors are beyond our control.

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

The development of new, technologically advanced products is a complex and uncertain process requiring high levels of innovation and highly skilled engineering and development personnel, as well as accurate anticipation of technological and market trends. Consequently, product development delays are typical in our industry. To the extent we do not timely introduce a product for an emerging standard or customers defer or cancel orders expecting the release of a new product or product enhancement, our operating results could suffer. Product development delays may result from numerous factors, including:

•	changing product specifications and customer requirements;

•	unanticipated engineering complexities;

•	difficulties with contract manufacturers or suppliers of key components or technologies;

•	difficulties in allocating engineering resources and overcoming resource limitations; and

•	difficulties in hiring and retaining necessary technical personnel;

If we devote resources to developing products for emerging communications standards that ultimately are not widely accepted, our business could be harmed.

Our future growth depends upon our ability to develop, manufacture and sell in volume advanced verification systems for existing and emerging communications standards such as Bluetooth wireless technology, Ethernet, Fibre Channel, IEEE 1394, InfiniBand, PCI Express, SCSI, Serial ATA, Serial Attached SCSI and USB and for new communications standards yet to be conceived. We have little or no control over the conception, development or adoption of new standards. Moreover, even as it relates to currently emerging standards, the markets are rapidly evolving and we have virtually no ability to impact the adoption of those standards. As a result, there is significant uncertainty as to whether markets for new and emerging standards ultimately will develop at all or, if they do develop, their potential size or future growth rate. We may incur significant expenses and dedicate significant time and resources to develop products for standards that fail to gain broad acceptance. For example, we spent four years from 1992 to 1995 developing products for the ACCESS.bus technology, a standard designed to connect peripheral devices to computers, which did not gain market acceptance. The failure of a standard for which we devote resources to gain widespread acceptance would likely harm our business.

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

We continue to experience increased competition in our principal markets and, as we expand our product portfolio into other new and existing markets, we expect to encounter similar competitive forces in those markets. Increased competition could result in significant price erosion, reduced revenue, lower margins and loss of market share, any of which would significantly harm our business. As a result, we anticipate that the average selling prices of our products will decrease in the future in response to such things as product introductions or enhancements by us or our competitors, product discounting on volume purchase orders or additional pricing pressures. We believe we must continue to develop and introduce on a timely basis new products that incorporate features that can be sold at higher average selling prices. Failure to do so would likely cause our revenue and gross margins to decline.

Our executive officers, directors, Philips Semiconductors and certain entities affiliated with them own a large percentage of our voting stock, which could have the effect of delaying or preventing a change in our control.

As of August 1, 2003, our executive officers, directors, Philips Semiconductors and certain entities affiliated with or beneficially controlled by them owned approximately 13,032,245 shares or approximately 67.24% of the outstanding shares of our Common Stock. These stockholders, acting together, can control matters requiring stockholder approval, including the election or removal of directors and the approval of mergers or other business combination transactions. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging potential acquirers from attempting to obtain control, which in turn could have an adverse effect on the market price of our Common Stock or prevent our stockholders from realizing a premium over the market price for their shares of Common Stock. Our repurchase of shares of our Common Stock pursuant to our stock repurchase program discussed under the separate caption in “Part I, Item 1, Note 8 elsewhere in this Quarterly Report, may increase the control of these stockholders.

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

Historically, we have relied on both manufacturer’s representatives to sell our products domestically and distributors to sell our products internationally. We sell a substantial portion of our products through our distributors and manufacturer’s representatives, including Toyo, a holder of our Common Stock and our primary distributor in Japan. Toyo accounted for approximately 14.4% of our revenue in the quarter ended June 30, 2003. Our distributors and manufacturer’s representatives generally offer products from multiple manufacturers. Accordingly, there is a risk that these distributors and manufacturer’s representatives may give higher priority to selling products from other suppliers and reduce their efforts to sell our products. Our distributors and manufacturer’s representatives may not market our products effectively or continue to devote the resources necessary to provide us with effective sales, marketing and technical support. Our distributors may on occasion build inventories in anticipation of substantial growth in sales and, if growth does not occur as rapidly as anticipated, may decrease the quantity of products ordered from us in subsequent quarters. A slowdown in orders from our distributors or manufacturer’s representatives could reduce our revenue in any given quarter and give rise to fluctuations in our operating results.

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

If we are unable to retain and motivate our personnel, our operations will be impaired.

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

Because we sell our products worldwide, our business is subject to risks associated with doing business internationally. We recognized 50.5% of our revenue from sales to international customers in the quarter ended June 30, 2003. We anticipate that revenue from international operations will continue to represent a substantial portion of our revenue. In addition, several of our manufacturers’ facilities and suppliers are located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including:

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

Item 4.    Controls and Procedures

Subsequent to June 30, 2003, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the date of the evaluation, our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

There have been no significant changes in our internal control over financial reporting or in other factors that could significantly affect internal controls subsequent to our most recent evaluation of our internal controls.

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

Item 4.    Submission of Matters to a Vote of Security Holders

Our 2003 annual meeting of stockholders was held on May 22, 2003. At the meeting, our stockholders approved the following proposals presented to them pursuant to the vote totals indicated next to each item:

	Vote (No. of Shares)
Proposal	For	Against/Withheld	Abstain	Broker Non-Votes
Election of Peretz Tzarnotzky and Dan Wilnai as Class III Directors	17,714,251	330,709	—	—
Ratification of PricewaterhouseCoopers LLP as independent public accountants for fiscal year ended December 31, 2003	17,754,038	290,922	—	—

Andrei Manoliu, Ph.D., Philip Pollok, and Roger W. Johnson are directors of the Company, each with terms of office continuing after the annual meeting of stockholders referenced above.

Item 6.	Exhibits and Reports on Form 8-K

	a.	Exhibits.

		Exhibit No.	Document Name
		3.1*	Amended and Restated Certificate of Incorporation of the Company.

		3.2*	Bylaws of the Company.

		4.1*	Specimen Certificate of the Company’s common stock.

		31.1	Certification of Dan Wilnai, President, Chief Executive Officer and Chairman of the Board of Directors of the Registrant dated August 8, 2003, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		31.2	Certification of Carmine J. Napolitano, Vice President, Chief Financial Officer and Secretary of the Registrant dated August 8, 2003, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		32.1	Certification of Dan Wilnai, President, Chief Executive Officer and Chairman of the Board of Directors of the Registrant dated August 8, 2003, in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

		32.2	Certification of Carmine J. Napolitano, Vice President, Chief Financial Officer and Secretary of the Registrant dated August 8, 2003, in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (Registration No. 333-

43866) as filed with the SEC on August 16, 2000, as subsequently amended, and incorporated in this Quarterly Report by reference.

	b.	Reports on Form 8-K

On April 24, 2003, we filed a Form 8-K disclosing our earnings for the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date August 8, 2003	Computer Access Technology Corporation

	By:	/s/ Carmine J. Napolitano
Carmine J. Napolitano Vice President, Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)