Form 10-Q
period 2003-09-30
COMPUTER ACCESS TECHNOLOGY CORP
filed 2003-11-13
CIK 1120155

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2003

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

As of November 1, 2003, there were 19,761,455 shares of the registrant’s Common Stock outstanding.

Part I – FINANCIAL INFORMATION

Item 1.    Financial Statements

COMPUTER ACCESS TECHNOLOGY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands)

	September 30, 2003	December 31, 2002
ASSETS

Current assets:
Cash and cash equivalents	$33,399	$30,846
Short-term investments	10,983	12,905
Trade accounts receivable, net	2,600	1,724
Inventories	924	1,032
Other current assets	648	2,632

Total current assets	48,554	49,139
Property and equipment, net	797	999
Purchased intangibles	202	305
Other assets	109	87

	$49,662	$50,530

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$546	$1,326
Accrued expenses	2,486	1,247
Accrued restructuring	34	270
Deferred revenue	473	485

Total current liabilities	3,539	3,328

Stockholders’ equity:
Common stock	19	19
Additional paid-in capital	52,495	53,210
Deferred stock-based compensation	(73)	(324)
Accumulated deficit	(6,318)	(5,703)

Total stockholders’ equity	46,123	47,202

	$49,662	$50,530

See accompanying notes.

COMPUTER ACCESS TECHNOLOGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share amounts)

	Three Month Period Ended September 30,		Nine Month Period Ended September 30,
	2003	2002	2003	2002
Revenue	$3,995	$4,016	$11,113	$10,931
Cost of revenue (inclusive of amortization of deferred stock-based compensation of $11 and $32 in the three month periods ended September 30, 2003 and 2002, respectively, and of $29 and $112 in the nine month period ended September 30, 2003 and 2002, respectively)	814	979	2,269	2,315
Amortization of acquired developed technology	9	160	27	177

Gross profit	3,172	2,877	8,817	8,439

Operating expenses:
Research and development (exclusive of amortization of deferred stock-based compensation (recovery) of $38 and $(38) in the three month periods ended September 30, 2003 and 2002, respectively, and of $123 and $32 in the nine month periods ended September 30, 2003 and 2002, respectively)	1,351	2,043	3,908	5,938
Sales and marketing (exclusive of amortization of deferred stock-based compensation (recovery) of $29 and $24 in the three month periods ended September 30, 2003 and 2002, respectively, and of $69 and $(131) in the nine month periods ended September 30, 2003 and 2002, respectively)	1,288	1,098	3,625	3,578
General and administrative (exclusive of amortization of deferred stock-based compensation of $5 and $293 in the three month periods ended September 30, 2003 and 2002, respectively, and of $20 and $484 in the nine month periods ended September 30, 2003 and 2002, respectively)	563	1,426	1,824	3,599
Goodwill impairment	—	1,427	—	1,427
Acquired in-process research and development	—	—	—	410
Amortization of purchased intangibles	26	228	78	240
Restructuring expenses	—	—	—	443
Amortization of deferred stock-based compensation	72	279	212	385

Total operating expenses	3,300	6,501	9,647	16,020

Loss from operations	(128)	(3,624)	(830)	(7,581)
Other income, net	127	157	486	527

Loss before benefit from income taxes	(1)	(3,467)	(344)	(7,054)
Benefit from income taxes	—	(690)	—	(2,461)

Net loss	$(1)	$(2,777)	$(344)	$(4,593)

Net loss per share:

Basic and diluted	$(0.00)	$(0.14)	$(0.02)	$(0.24)

Weighted average shares outstanding:

Basic and diluted	19,411	19,401	19,365	19,131

See accompanying notes.

COMPUTER ACCESS TECHNOLOGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Month Period Ended September 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(344)	$(4,593)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	574	489
Provision for doubtful accounts	(9)	(10)
Write-down of property and equipment in connection with restructuring	—	134
Acquired in-process research and development	—	410
Amortization of acquired developed technology	27	177
Goodwill impairment	—	1,427
Amortization of purchased intangibles	78	240
Amortization of deferred stock-based compensation	241	497
Amortization of premium on short-term investments	389	—
Changes in assets and liabilities:
Trade receivables	(867)	284
Inventories	108	(74)
Deferred tax assets	—	(867)
Other assets	1,866	(314)
Accounts payable	(780)	94
Accrued expenses	1,237	(426)
Accrued restructuring	(236)	143
Deferred revenue	(12)	546
Deferred rent	—	(4)

Net cash provided by (used in) operating activities	2,272	(1,847)

Cash flows from investing activities:
Acquisition of property and equipment	(372)	(346)
Other long-term assets	96	—
Purchase of short-term investments	(4,392)	(17,108)
Sale of short-term investments	5,925	5,076
Acquisition of subsidiary, net of cash acquired	—	(980)

Net cash provided by (used in) investing activities	1,257	(13,358)

Cash flows from financing activities:
Proceeds from exercise of stock options	200	213
Proceeds from employee stock purchase plan	142	210
Repurchases of common stock	(1,318)	—

Net cash provided by (used in) financing activities	(976)	423

Net increase (decrease) in cash and cash equivalents	2,553	(14,782)
Cash and cash equivalents at beginning of period	30,846	42,941

Cash and cash equivalents at end of period	$33,399	$28,159

See accompanying notes.

NOTE 1 - BUSINESS

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

Interim Financial Information and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of September 30, 2003, and for the three and nine month periods ended September 30, 2003 and 2002, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to the rules and regulations of the SEC and include the accounts of Computer Access Technology Corporation and its wholly owned subsidiaries (collectively, “Computer Access Technology Corporation” or the “Company”). Intercompany accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the condensed consolidated balance sheet at September 30, 2003, the condensed consolidated operating results for the three and nine month periods ended September 30, 2003 and 2002, and the condensed consolidated cash flows for the nine month periods ended September 30, 2003 and 2002. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2002.

The unaudited condensed consolidated balance sheet at December 31, 2002 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements.

Concentrations of credit risk

Revenue and accounts receivable from customers comprising more than 10% of revenue or trade accounts receivable are summarized as follows:

	Nine Month Period Ended September 30,
	2003	2002
Revenue:
Company A	18%	19%
Company B	17%	* %
Company C	* %	11%

	September 30, 2003	December 31, 2002

Accounts receivable:
Company A	15%	21%
Company B	16%	11%
Company D	15%	* %

*	less than 10% of revenue or trade accounts receivable for the period.

NOTE 2 – COMPREHENSIVE LOSS

Comprehensive loss is defined as changes in equity of a company from transactions, other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners. There is no difference between net loss and comprehensive loss for the Company in any of the periods presented.

NOTE 3 - STOCK-BASED COMPENSATION

Stock-based compensation

In connection with certain stock option grants in 2000, 1999 and 1998, the Company recorded deferred stock-based compensation totaling $14,393,000 which represented the difference between the exercise price and the deemed fair value at the date of grant and is being recognized over the vesting period of the related options. Amortization of deferred stock-based compensation was $83,000 and $241,000 in the quarter ended September 30, 2003 and the nine month period ended September 30, 2003, respectively, of which $11,000 and $29,000 was included in cost of revenue in the quarter ended September 30, 2003 and the nine month period ended September 30, 2003, respectively. Amortization of deferred stock-based compensation was $311,000 and $497,000 in the quarter ended September 30, 2002 and the nine month period ended September 30, 2002, respectively, of which $32,000 and $112,000 was included in cost of revenue in the quarter ended September 30, 2002 and the nine month period ended September 30, 2002, respectively. Amortization of deferred stock-based compensation on grants prior to December 31, 2000 is estimated to be approximately $40,000 for the remainder of the year ending December 31, 2003 and $33,000 in the year ending December 31, 2004 and may change due to the granting of additional options or the cancellation of existing grants in future periods.

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

The weighted-average fair values of options granted during the quarters ended September 30, 2003 and 2002, were $2.62 and $2.25 and for the nine month periods ended September 30, 2003 and 2002, were $1.91, and $3.60. In determining the fair value of options granted in each of the periods, the Company used the Black Scholes option pricing model and assumed the following:

	Quarter Ended September 30,		Nine Month Period Ended September 30,
	2003	2002	2003	2002
Expected life (in years)	5	5	5	5
Risk-free interest rate	3.13%	3.09-3.38%	2.29%-3.13%	3.09%-6.88%
Volatility	62%	100%	53-77%	100%
Dividend yield	0%	0%	0%	0%

Had compensation costs been determined based upon the fair value at the grant date for awards under the Plan, consistent with the methodology prescribed under SFAS No. 148, the Company’s pro forma net loss and pro forma basic and diluted net loss per share under SFAS No. 148 would have been (in thousands, except per share data):

	Quarter Ended September 30,		Nine Month Period Ended September 30,
	2003	2002	2003	2002
Net loss, as reported	$(1)	$2,777	$(344)	$(4,593)
Add: Amortization of deferred stock-based compensation included in as reported net loss	83	311	241	497
Deduct: Stock-based employee compensation expense determined under fair value based method for all grants	(553)	(1,612)	(1,709)	(5,194)

Net loss, pro forma	$(471)	$(4,078)	$(1,812)	$(9,290)

Net loss per share, as reported

Basic and diluted	$(0.00)	$(0.14)	$(0.02)	$(0.24)

Net loss per share, pro forma

Basic and diluted	$(0.02)	$(0.21)	$(0.09)	$(0.49)

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

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands except per share data):

	Quarter Ended September 30,		Nine Month Period Ended September 30,
	2003	2002	2003	2002
Numerator:

Net loss	$(1)	$(2,777)	$(344)	$(4,593)

Denominator:

Weighted average shares outstanding	19,411	19,401	19,365	19,131

Denominator for basic calculation	19,411	19,401	19,365	19,131
Dilutive effect of stock options	—	—	—	—

Denominator for diluted calculation	19,411	19,401	19,365	19,131

Net loss per share:
Basic	$(0.00)	$(0.14)	$(0.02)	$(0.24)

Diluted	$(0.00)	$(0.14)	$(0.02)	$(0.24)

Total common stock equivalents, related to options outstanding, excluded from the computation of earnings per share as their effect is antidilutive	2,175	4,470	2,649	4,035

NOTE 5 - INVENTORIES

Inventories consist of the following (in thousands):

	September 30, 2003	December 31, 2002
Raw materials	$303	$369
Work in progress	261	259
Finished goods	360	404

	$924	$1,032

NOTE 6 – RESTRUCTURING

During the quarters ended September 30, 2002 and December 31, 2002, the Company implemented two separate restructuring plans designed to consolidate operations and reduce costs. The Company had restructuring expenses of $443,000 for the nine months ended September 30, 2002 and $365,000 for the quarter ended December 31, 2002. The restructuring plans included the closure of our facilities in San Diego, California and Netanya, Israel and a reduction in staff by a total of 34 positions, primarily in research and development. Obligations related to subleasing may continue until 2004 as estimated and accrued for as of September 30, 2003.

The following table summarizes the components of the accrued restructuring (in thousands):

	Employee Severance	Office Closure	Other Costs	Total
Accrued restructuring balance, December 31, 2002	$197	$68	$5	$270
Cash payments made during the nine months ended September 30, 2003	197	34	5	236

Accrued restructuring balance, September 30, 2003	$—	$34	$—	$34

NOTE 7 – INCOME TAXES

The Company’s effective tax benefit decreased from 19.9% and 34.9% in the quarter ended September 30, 2002 and the nine months ended September 30, 2002, respectively, to 0.0% in the quarter ended September 30, 2003 and the nine months ended September 30, 2003 as the Company provided a full valuation allowance against its net deferred tax assets through September 30, 2003. As of September 30, 2003, the Company continued to carry a full valuation against its net deferred tax assets, as it has determined that it is more likely than not that such amounts will not be realized through taxable income from future operations, or by carryback to prior year’s taxable income.

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

During the nine months ended September 30, 2003, the Company purchased approximately 385,000 shares under the stock repurchase program at a cost of approximately $1.3 million.

NOTE 9 - REPORTABLE SEGMENTS AND GEOGRAPHIC INFORMATION

The Company has two reportable segments categorized by product type: development products and production products. Prior to the quarter ended March 31, 2003, the Company had three reportable segments: development products, production products and connectivity products. For the quarter ended September 30, 2003, connectivity product revenue and segment gross profit were $24,000 and $12,000, respectively. For the quarter ended September 30, 2002, connectivity product revenue and segment gross loss were $44,000 and $7,000, respectively. Connectivity products are now included in the production products segment information below and under the caption “Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations” elsewhere in this report.

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

Segment information (in thousands):

	Development Products	Production Products	Unallocated Stock-based Compensation Expense	Total
Three Month Period Ended September 30, 2003
Segment revenue	$3,470	$525	$—	$3,995
Segment gross profit	$2,818	$365	$(11)	$3,172

Three Month Period Ended September 30, 2002
Segment revenue	$3,467	$549	$—	$4,016
Segment gross profit	$2,622	$287	$(32)	$2,877

Nine month Period Ended September 30, 2003
Segment revenue	$9,840	$1,273	$—	$11,113
Segment gross profit	$8,049	$797	$(29)	$8,817

Nine month Period Ended September 30, 2002
Segment revenue	$9,304	$1,627	$—	$10,931
Segment gross profit	$7,576	$975	$(112)	$8,439

Geographic information (in thousands):

	Revenue	Long-Lived Assets
Three Month Period Ended September 30, 2003
North America	$1,890	$797
Europe	444	—
Asia	1,661	—
Rest of world	—	—

Total	$3,995	$797

Three Month Period Ended September 30, 2002
North America	$1,382
Europe	1,166
Asia	1,468
Rest of world	—

Total	$4,016

Nine month Period Ended September 30, 2003
North America	$5,057	$797
Europe	1,409	—
Asia	4,641	—
Rest of world	6	—

Total	$11,113	$797

Nine month Period Ended September 30, 2002
North America	$4,263
Europe	2,272
Asia	4,366
Rest of world	30

Total	$10,931

Revenues are attributed to countries based on delivery locations. Sales to international customers accounted for 52.7% and 65.6% of revenue during the quarters ended September 30, 2003 and 2002, respectively, and 54.5% and 61.0% for the nine months ended September 30, 2003 and 2002, respectively.

NOTE 10 – WARRANTIES

The Company offers warranties on certain products and records at the time of shipment an estimate for the future costs associated with warranty claims. We accrue these costs based upon our historical experience and our estimate of the level of future warranty costs. We assess the adequacy of our warranty reserve on a quarterly basis and make adjustments, if needed.

The following table reconciles the changes in our warranty reserve for the nine months ended September 30, 2003 (in thousands):

Balance as of December 31, 2002	$187
Accrual for warranty reserve for sales made during the nine months ended September 30, 2003	171
Warranty costs for the nine months ended September 30, 2003	(33)
Warranty expirations during the nine months ended September 30, 2003	(151)

Total	$174

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Report on Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, including statements regarding our expectations, hopes, intentions, beliefs or strategies regarding the future. Such forward-looking statements include, without limitation, our belief that the repurchase of Company stock will be funded out of working capital; our belief that emerging communications standards and technological change are likely to continue to influence our revenues and results of operations; our belief that the rate and timing of customer orders may vary significantly from month to month; our belief that our current working capital requirements will be met for at least the next twelve months; our expectation that revenue from USB products will continue to account for a substantial portion of our revenue for the foreseeable future; our expectation that revenue from international operations will continue to represent a substantial portion of our revenue; and our belief that we have no material market risk exposure due to our short-term investments; and our estimations regarding the amortization of deferred stock-based compensation on certain stock grants. Actual results could differ materially from those projected in any forward-looking statements for the reasons noted under the sub-heading “RISK FACTORS” and in other sections of this Report on Form 10-Q. All forward-looking statements included in this Form 10-Q are based on information available to us on the date of this Report on Form 10-Q, and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. See “RISK FACTORS” below, as well as such other risks and uncertainties as are detailed in our Securities and Exchange Commission reports and filings for a discussion of the factors that could cause actual results to differ materially from the forward-looking statements.

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

Our cash equivalents and short-term investments are placed in portfolios managed by professional money management firms under investment guidelines we have established. These guidelines address the critical objectives of preservation of principal, avoiding inappropriate concentrations, meeting liquidity requirements and maximizing after-tax returns. We classify all highly liquid investments purchased with an original maturity of 90 days or less to be cash equivalents and those with a maturity greater than 90 days but less than one year to be short-term investments. Our cash equivalents and short-term investments consist principally of investments in commercial paper, investment quality corporate and municipal bonds, money market funds, collateralized mortgage obligations, and U.S. government agency securities.

We account for income taxes under the liability method, which requires, among other things, that deferred income taxes account for temporary differences between the tax bases of our assets and liabilities and their financial statement reported amounts. In addition, deferred tax assets are recorded for the future benefit of utilizing net operating losses and research and development credit carryforwards. A full valuation allowance is provided against deferred tax assets unless it is more likely than not that they will be realized. In the quarter ended December 31, 2002, we provided a full valuation allowance for our net deferred tax assets. As of September 30, 2003, we continue to maintain a full valuation allowance against our net deferred tax assets as we have determined that it is more likely than not that such amounts will not be realized through taxable income from future operations, or by carryback to prior years’ taxable income.

Our purchased intangible assets total $202,000 as of September 30, 2003. We are required to make judgments about the recoverability of these assets whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. In order to make such judgments, we are required to make assumptions about the value of these assets in the future including future prospects for earnings and cash flows of the businesses underlying these investments. Judgments and assumptions about the future are complex, subjective and can be affected by a variety of factors including industry and economic trends, our market position and the competitive environment in which we operate. Although we believe our judgments and assumptions are reasonable and appropriate, different judgments and assumptions could materially impact our reported financial results.

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

We report our revenue and gross profit in two business segments: development and production products. In the quarter ended September 30, 2003, revenue from our development products was $3.5 million and revenue from our production products was $525,000.

We sell our products to technology, infrastructure and application companies through our direct sales force and indirectly through our distributors and manufacturer’s representatives. Historically, a substantial portion of our revenue has been derived from customers outside of North America. In the quarter ended September 30, 2003, 52.7% of our revenue was derived from international customers, of which 17.7% was derived from customers in Japan, 23.6% was derived from customers in other parts of Asia, and 11.1% was derived from customers in Europe. All of our revenue and accounts receivable are denominated in U.S. dollars. Although seasonality affects many of our target markets, to date our revenue and financial condition as a whole have not been materially impacted by seasonality.

Prior to the quarter ended September 30, 2003, we reported related party revenue and accounts receivables for Toyo Corporation, one of the Company’s distributors and a holder of our stock and Agilent Technologies, a holder of our stock. Beginning with the quarter ended September 30, 2003, these entities will no longer be considered related parties.

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

Results of Operations

The following table presents selected consolidated financial data for the periods indicated as a percentage of revenue:

	Quarter Ended September 30,		Nine Month Period Ended September 30,
	2003	2002	2003	2002
Consolidated Statement of Operations Data:
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of Revenue	20.4	24.4	20.4	21.2
Amortization of acquired developed technology	0.2	4.0	0.3	1.6

Gross profit	79.4	71.6	79.3	77.2

Operating expenses:
Research and development	33.8	50.9	35.2	54.3
Sales and marketing	32.2	27.3	32.6	32.7
General and administrative	14.1	35.5	16.4	32.9
Goodwill impairment	—	35.5	—	13.1
Acquired in-process research and development	—	—	—	3.8
Amortization of purchased intangibles	0.7	5.7	0.7	2.2
Restructuring expenses	—	—	—	4.1
Amortization of deferred stock-based compensation	1.8	6.9	1.9	3.5

Total operating expenses	82.6	161.8	86.8	146.6

Loss from operations	(3.2)	(90.2)	(7.5)	(69.4)
Other income, net	3.2	3.9	4.4	4.8

Loss before benefit from income taxes	(0.0)	(86.3)	(3.2)	(64.6)
Benefit from income taxes	—	(17.2)	—	(22.5)

Net loss	(0.0)%	(69.1)%	(3.2)%	(42.1)%

Results of Operations in the Quarters Ended September 30, 2003 and 2002

Revenue. Our revenue was $4.0 million in the quarter ended September 30, 2003, the same as in the quarter ended September 30, 2002. New product revenue increased by $1.5 million, offset by decreases in sales of certain existing products of $1.5 million. The decrease in sales of existing products was primarily the result of reduced demand for InfiniBand and Bluetooth development products. Revenue from international customers represented 52.7% of our revenue in the quarter ended September 30, 2003 and 65.6% of our revenue in the quarter ended September 30, 2002. The decrease in international revenue was primarily the result of reduced demand for InfiniBand products.

Cost of Revenue and Gross Profit. Our gross profit was $3.2 million in the quarter ended September 30, 2003 compared to $2.9 million in the quarter ended September 30, 2002, an increase of 10.3%. The increase in gross profit was primarily the result of $200,000 of inventory write-offs for obsolete inventory recorded in the quarter ended September 30, 2002 and a decrease in the amortization of acquired developed technology of $152,000. Our gross margin percentage was 79.4% in the quarter ended September 30, 2003 and 71.6% in the quarter ended September 30, 2002. The increase in gross margin percentage was primarily due to the decrease in expenses noted in this paragraph when compared to the quarter ended September 30, 2002.

Research and Development. Our research and development expenses were $1.4 million in the quarter ended September 30, 2003 compared to $2.0 million in the quarter ended September 30, 2002, a decrease of 33.9%. Research and development expenses represented 33.8% of revenue in the quarter ended September 30, 2003 and 50.9% of revenue in the quarter ended September 30, 2002. The decrease in expenses was primarily due to decreases in personnel and related costs of approximately $332,000, decreases in purchased research and development costs of $250,000, and decreases in consulting fees of $102,000. The percentage of revenue decrease for the quarter ended September 30, 2003 was primarily due to the decrease in expenses noted in this paragraph when compared to the quarter ended September 30, 2002.

Sales and Marketing. Our sales and marketing expenses were $1.3 million in the quarter ended September 30, 2003 compared to $1.1 million in the quarter ended September 30, 2002, an increase of 17.3%. Sales and marketing expenses represented 32.2% of revenue in the quarter ended September 30, 2003 and 27.3% of revenue in the quarter ended September 30, 2002. The increase in expenses was primarily due to increases in personnel and related costs of approximately $143,000. The percentage of revenue increase for the quarter ended September 30, 2003 was primarily due to the increase in expenses noted in this paragraph when compared to the quarter ended September 30, 2002.

General and Administrative. Our general and administrative expenses were $563,000 in the quarter ended September 30, 2003 compared to $1.4 million in the quarter ended September 30, 2002, a decrease of 60.5%. General and administrative expenses represented 14.1% of revenue in the quarter ended September 30, 2003 and 35.5% in the quarter ended September 30, 2002. The decrease was primarily due to a decrease in professional services of $671,000 and decreases in personnel and related costs of $215,000. The percentage of revenue decrease for the quarter ended September 30, 2003 was primarily due to the decrease in costs noted in this paragraph when compared to the quarter ended September 30, 2002.

Amortization of Purchased Intangibles. Our amortization of purchased intangibles resulting from our purchase of Verisys was $26,000 in the quarter ended September 30, 2003 compared to $228,000 in the quarter ended September 30, 2002. Amortization of purchased intangibles represented 0.7% and 5.7% of revenue in the quarter ended September 30, 2003 and September 30, 2002, respectively. The decrease was primarily due to an impairment write-down of $194,000 in the quarter ended September 30, 2002, which reduced the remaining balance to be amortized resulting in lower subsequent amortization. The percentage of revenue decrease for the quarter ended September 30, 2003 was primarily due to the decrease in costs noted in this paragraph when compared to the quarter ended September 30, 2002.

Amortization of Deferred Stock-based Compensation. Amortization of deferred stock-based compensation was $83,000 in the quarter ended September 30, 2003, of which $11,000 was included in cost of revenue. Amortization of deferred stock-based compensation was $311,000 in the quarter ended September 30, 2002, of which $32,000 was included in cost of revenue. Amortization of deferred stock-based compensation represented 1.8% and 6.9% of revenue in the quarter ended September 30, 2003 and September 30, 2002, respectively. Amortization of deferred stock-based compensation on grants prior to December 31, 2000 is estimated to be approximately $40,000 for the remainder of the year ending December 31, 2003 and $33,000 in the year ending December 31, 2004, and may change due to the granting of additional options or the cancellation of existing grants in future periods.

Other Income. Other income was $127,000 in the quarter ended September 30, 2003 compared to $157,000 in the quarter ended September 30, 2002, a decrease of 19.1%. This decrease resulted primarily from declining interest income earned on the investment of excess cash balances associated with lower interest rates.

Benefit from Income Taxes. We have incurred no provision for income taxes in the quarter ended September 30, 2003 compared to a benefit from income taxes of $690,000 in the quarter ended September 30, 2002, a decrease of 100.0%. Our effective tax benefit decreased from 19.9% in the quarter ended September 30, 2002 to 0.0% in the quarter ended September 30, 2003. As of September 30, 2003, we continue to maintain a full valuation allowance against our net deferred tax assets as we have determined that it is more likely than not that such amounts will not be realized through taxable income from future operations, or by carryback to prior years’ taxable income.

Results of Operations in the Nine Months Ended September 30, 2003 and 2002

Revenue. Our revenue was $11.1 million in the nine months ended September 30, 2003 compared to $10.9 million in the nine months ended September 30, 2002, an increase of 1.7%. The increase in revenue was due primarily to increases in sales of new products of $2.3 million, partially offset by decreases in sales of certain existing products of $2.2 million. The decrease in sales of existing products was primarily the result of reduced demand for InfiniBand development products and for production products primarily as a result of the SARS epidemic in key production areas of Asia earlier in 2003. Revenue from international customers represented 54.5% of our revenue in the nine months ended September 30, 2003 and 61.0 % of our revenue in the nine months ended September 30, 2002.

Cost of Revenue and Gross Profit. Our gross profit was $8.8 million in the nine months ended September 30, 2003 and $8.4 million in the nine months ended September 30, 2002, an increase of 4.5%. Our gross margin percentage was 79.3% in the nine months ended September 30, 2003 and 77.2% in the nine months ended September 30, 2002. The increase in gross profit was primarily the result of $200,000 of inventory write-offs for obsolete inventory in the nine month period ended September 30, 2002, a decrease in the amortization of acquired developed technology of $151,000 and a decrease in the amortization of deferred stock based compensation of $83,000. In addition, development products which typically exhibit higher gross margins, increased as a percentage of revenue by 3.4% in the nine months ended September 30, 2003 when compared to the nine months ended September 30, 2002.

Research and Development. Our research and development expenses were $3.9 million in the nine months ended September 30, 2003 compared to $5.9 million in the nine months ended September 30, 2002, a decrease of 34.2%. Research and development expenses represented 35.2% of revenue in the nine months ended September 30, 2003 and 54.3% of revenue in the nine months ended September 30, 2002. The decrease in expenses was primarily due to decreases in personnel and related costs of approximately $1.5 million, decreases in purchased research and development costs of $250,000, and decreases in consulting fees of $99,000. The percentage of revenue decrease for the nine months ended September 30, 2003 was primarily due to the decrease in costs noted in this paragraph combined with the impact of increased revenue when compared to the nine months ended September 30, 2002.

Sales and Marketing. Our sales and marketing expenses were $3.6 million in the nine months ended September 30, 2003, the same as in the nine months ended September 30, 2002. Sales and marketing expenses represented 32.6% of revenue in the nine months ended September 30, 2003 and 32.7% of revenue in the nine months ended September 30, 2002.

General and Administrative. Our general and administrative expenses were $1.8 million in the nine months ended September 30, 2003 compared to $3.6 million in the nine months ended September 30, 2002, a decrease of 49.3%. General and administrative expenses represented 16.4% of revenue in the nine months ended September 30, 2003 and 32.9% in the nine months ended September 30, 2002. The decrease was primarily due to a decrease in professional services of $1.4 million, decreases in personnel and related costs of $383,000, partially offset by an increase risk management costs of $126,000. The percentage of revenue decrease for the nine months ended September 30, 2003 was primarily due to the decrease in costs noted in this paragraph combined with the impact of increased revenue when compared to the nine months ended September 30, 2002.

Acquired In-Process Research and Development. Our acquired in-process research and development expenses resulting from our purchase of Verisys were $410,000 in the nine months ended September 30, 2002. There were no comparable charges in the nine months ended September 30, 2003. Acquired in-process research and development expenses represented 3.8% of revenue in the nine months ended September 30, 2002.

Amortization of Purchased Intangibles. Our amortization of purchased intangibles resulting from our purchase of Verisys was $78,000 in the nine months ended September 30, 2003 compared to $240,000 in the nine months ended September 30, 2002. Amortization of purchased intangibles represented 0.7% and 2.2% of revenue in the nine months ended September 30, 2003 and September 30, 2002, respectively. The decrease was primarily due to an impairment write-down of $194,000 in the quarter ended September 30, 2002, which reduced the remaining balance to be amortized resulting in lower subsequent amortization. The percentage of revenue decrease for the quarter ended September 30, 2003 was primarily due to the decrease in costs noted in this paragraph when compared to the quarter ended September 30, 2002 combined with the impact of increased revenue when compared to the nine months ended September 30, 2002.

Restructuring Expenses. Restructuring expenses were $443,000 in the nine months ended September 30, 2002, representing 4.1% of revenue in the nine months ended September 30, 2002. There were no comparable charges in the nine months ended September 30, 2003. Restructuring expenses consisted of severance payments in connection with our headcount reduction, other expenses relating to office closures, write-down of fixed assets and other one-time charges relating to our restructuring plan implemented in the nine months ended September 30, 2002.

Amortization of Deferred Stock-based Compensation. Amortization of deferred stock-based compensation was $241,000 in the nine months ended September 30, 2003, of which $29,000 was included in cost of revenue. Amortization of deferred stock-based compensation was $497,000 in the nine months ended September 30, 2002, of which $112,000 was included in cost of revenue. Amortization of deferred stock-based compensation represented 1.9% and 3.5% of revenue in the nine months ended September 30, 2003 and September 30, 2002, respectively. Amortization of deferred stock-based compensation on grants prior to December 31, 2000 is estimated to be approximately $40,000 for the remainder of the year ending December 31, 2003 and $33,000 in the year ending December 31, 2004, and may change due to the granting of additional options or the cancellation of existing grants in future periods.

Other Income. Other income was $486,000 in the nine months ended September 30, 2003 compared to $527,000 in the nine months ended September 30, 2002, a decrease of 7.8%. This decrease resulted primarily from declining interest income earned on the investment of excess cash balances associated with lower interest rates, partially offset by interest on income tax refunds of $60,000 in the nine month ended September 30, 2003.

Benefit from Income Taxes. We have incurred no provision for income taxes in the nine months ended September 30, 2003 compared to a benefit from income taxes of $2.5 million in the nine months ended September 30, 2002, a decrease of 100.0%. Our effective tax benefit decreased from 34.9% in the nine months ended September 30, 2002 to 0.0% in the nine months ended September 30, 2003. As of September 30, 2003, we continue to maintain a full valuation allowance against our net deferred tax assets as we have determined that it is more likely than not that such amounts will not be realized through taxable income from future operations, or by carryback to prior years’ taxable income.

Liquidity and Capital Resources

Our operating cash flow requirements have generally increased reflecting the expanding scope and level of our activities. Since our inception, we have financed our operations primarily through cash flows from operating activities. In November 2000, we received net proceeds of $38.3 million from the initial public offering of our Common Stock.

In the nine months ended September 30, 2003, cash provided by operating activities of $2.3 million was primarily the result of a decrease in related assets and liabilities for working capital purposes of $1.3 million, non-cash expenses associated with depreciation of $574,000, amortization of premium on short-term investments of $389,000, amortization of deferred stock-based compensation of $241,000 and amortization of other purchased intangibles of $78,000 partially offset by our net loss of $344,000. Cash provided by investing activities was $1.3 million, related to the sale of short-term investments of $5.9 million and other long-term assets of $96,000, partially offset by the purchase of short-term investments of $4.4 million and capital expenditures of $372,000. Cash used in financing activities was $976,000, consisting of the repurchases of common stock of $1.3 million, partially offset by the proceeds from the exercise of stock options of $200,000 and the sale of stock pursuant to our employee stock purchase plan of $142,000.

In the nine months ended September 30, 2002, cash used in operating activities of $1.8 million was primarily a result of the net loss of $4.6 million and an increase in related assets and liabilities for working capital purposes of $618,000, partially offset by non-cash expenses associated with goodwill impairment of $1.4 million, amortization of deferred stock-based compensation of $497,000, acquired in-process research and development of $410,000, depreciation expenses of $489,000, amortization of other purchased intangibles of $240,000, amortization of other acquired developed technology of $177,000, and the write-down of property and equipment in connection with restructuring of $134,000. Cash used in investing activities was $13.4 million, related to the purchase of short-term investments of $17.1 million, acquisition of a subsidiary of $980,000, capital expenditures of $237,000, partially offset by proceeds from the sale of short-term investments of $5.1 million. Cash provided by financing activities was $423,000, consisting of the proceeds from the exercise of stock options of $213,000 and the sale of stock pursuant to our employee stock purchase plan of $210,000.

As of September 30, 2003, we had cash, cash equivalents and short-term investments of $44.4 million, working capital of $45.0 million and no debt. We currently have no capital lease obligations, and we had future minimum lease payments under our operating leases of approximately $1.6 million, primarily associated with the lease of certain real property for our corporate headquarters commencing in the quarter ending December 31, 2003. In order to meet our long term operating objections, however, it may become necessary for us in the future to commit to long term lease arrangements.

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

RISK FACTORS

Stated below, elsewhere in this Quarterly Report, and in other documents we file with the SEC are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. The occurrence of any of the developments or risks identified below may make the occurrence of one or more of the other risk factors below more likely to occur.

Our future operating results are unpredictable and are likely to fluctuate from quarter to quarter. If we fail to meet the expectations of securities analysts or investors, our stock price would likely decline significantly.

Our quarterly and annual operating results have fluctuated in the past and are likely to fluctuate significantly in the future due to a number of factors, some of which are wholly or partially outside our control. Accordingly, we believe that period-to-period comparisons of our results of operations are not meaningful and should not be relied upon as indications of future performance. Some of the factors that could cause our operating results to fluctuate include:

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

We depend upon widespread market acceptance of our products, and our results of operations will suffer if the market does not accept our products.

A predominant percentage of our revenue derives from USB product sales and we expect that will continue for the foreseeable future. Factors that may affect our USB product sales include the continued growth of markets for USB compliant devices, the performance and pricing of our USB products, and the availability, functionality and price of competing products. Many of these factors are beyond our control.

Our future revenue growth relies on our ability to successfully design, manufacture and sell new products to new markets. The competition for product sales in these new markets is significant. If we are unable to gain significant market share in these markets, our ability to increase revenue is likely to be adversely effected. If we are unable to grow revenue our operating results will suffer and the trading price of our Common Stock may decline significantly.

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

The development of new, technologically advanced products is a complex and uncertain process requiring high levels of innovation and highly skilled engineering and development personnel, as well as accurate anticipation of technological and market trends. Consequently, product development delays are typical in our industry. If we fail to timely introduce a product for an emerging standard or customers defer or cancel orders expecting the release of a new product or product enhancement, our operating results could suffer. Product development delays may result from numerous factors, including:

•	changing product specifications and customer requirements;

•	unanticipated engineering complexities;

•	difficulties with or delays by contract manufacturers or suppliers of key components or technologies;

•	difficulties in allocating engineering resources and overcoming resource limitations; and

•	difficulties in hiring and retaining necessary technical personnel.

If we devote resources to developing products for emerging communications standards that ultimately are not widely accepted, our business could be harmed.

Our future growth depends upon our ability to develop, manufacture and sell in volume advanced verification systems for existing, emerging and yet unforeseen communications standards. We have little or no control over the conception, development or adoption of new standards. Moreover, even as it relates to currently emerging standards, the markets are rapidly evolving and we have virtually no ability to impact the adoption of those standards. As a result, there is significant uncertainty as to whether markets for new and emerging standards ultimately will develop at all or, if they do develop, their potential size or future growth rate. We may incur significant expenses and dedicate significant time and resources to develop products for standards that fail to gain broad acceptance. For example, we spent four years from 1992 to 1995 developing products for the ACCESS.bus technology, a standard designed to connect peripheral devices to computers, which did not gain market acceptance. The failure of a standard for which we devote substantial resources to gain widespread acceptance would likely harm our business.

We continue to face uncertainty relating to economic conditions affecting our customers.

We face uncertainty in the degree to which the current global economic climate will continue to negatively affect growth and capital spending by our existing and potential customers. We continue to experience instances of customers delaying or deferring orders and longer lead times to close sales. If global economic conditions do not improve, or if they worsen, our business, operating results and financial condition will continue to be adversely impacted.

If we fail to maintain and expand our relationships with the core or promoter companies in our target markets, we may have difficulty developing and marketing our products.

It is important to our success to maintain and expand our relationships with technology and infrastructure leaders developing emerging communications standards in our target markets, as well as expand our relationships with leaders in new markets. We believe that we need to work closely with these companies to gain valuable insights into new product market demands, obtain early access to standards as they develop and help us design new products. Generally, we do not enter into formal contracts obligating these companies to work or share their technology with us. Industry leaders could choose to work with other companies in the future. If we fail to maintain and expand our industry relationships, we could lose first-mover advantage with respect to emerging standards and it would be more difficult for us to develop and market products that address these standards.

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

As of November 1, 2003, our executive officers, directors, Philips Semiconductors and certain entities affiliated with or beneficially controlled by them owned approximately 12,452,410 shares or approximately 63.01% of the outstanding shares of our Common Stock. These stockholders, acting together, can control matters requiring stockholder approval, including the election or removal of directors and the approval of mergers or other business combination transactions. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging potential acquirers from attempting to obtain control, which in turn could have an adverse effect on the market price of our Common Stock or prevent our stockholders from realizing a premium over the market price for their shares of Common Stock. Our repurchase of shares of our Common Stock pursuant to our stock repurchase program discussed under the separate caption in “Part I, Item 1, Note 8” elsewhere in this Quarterly Report, may increase the control of these stockholders.

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

We may experience delays generating or recognizing revenue for a number of reasons. Historically, we have had little backlog and our revenue in any quarter has depended upon orders booked and shipped in that quarter. Furthermore, customers may delay scheduled delivery dates and cancel orders without significant penalty. In addition, even if we ship orders, generally accepted accounting principles may require us to defer recognition of revenue until a later date. Because we budget our operating expenses on anticipated revenue trends and a high percentage of our expenses are fixed in the short term, any delay in generating forecasted revenue could have a significant negative impact on our operating results.

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

We currently rely on four contract manufacturers for all of our manufacturing requirements except for the final assembly, testing and quality assurance on our lower volume, higher margin products. We do not have long-term contracts with any of these manufacturers. As a result, our manufacturers could refuse to continue to manufacture all or some of our products or attempt to change the terms under which they manufacture our products. Previously, we experienced delays in product shipments from some of our manufacturers, which forced us to delay product shipments. We may experience similar future delays or other problems, such as inferior quality and insufficient quantity of products, any of which could significantly harm our business. Our manufacturers may not be able to timely deliver products of sufficient quality and quantity in the future. We intend to introduce new products and product enhancements regularly, which will require that we rapidly achieve volume production by coordinating our efforts with those of our suppliers and contract manufacturers. The inability of our manufacturers to provide us with adequate supplies of high quality products or the loss of any manufacturer would cause a delay in our ability to timely fulfill orders.

If we fail to accurately forecast our supply needs, our costs may increase or we may not be able to ship products in a timely manner.

We purchase components used in the manufacture of our products from several key sources. We depend on these sources to timely deliver components based on twelve-month rolling forecasts we provide. Lead times for materials and components vary significantly and depend on factors such as specific supplier requirements, contract terms and current market demand. If we overestimate our component requirements, we may develop excess inventory, which would increase costs. If we underestimate our component requirements, we may not be able to timely fulfill orders.

We depend on sole source suppliers for several key product components and we may lose sales if they fail to meet our needs.

We obtain some parts, components and packaging used in our products from sole sources of supply. If suppliers are unable to meet our demand for sole source components at reasonable costs and if we are unable to obtain an alternative source at an equivalent price, our ability to maintain timely and cost-effective production of our products would be harmed. In addition, because we rely on purchase orders rather than long-term contracts with our suppliers, including our sole source suppliers, we cannot predict with certainty our ability to obtain components in the long term. If we are unable to obtain components or receive a smaller allocation of components than is necessary to meet demand, customers could choose to purchase competing products.

If our distributors and manufacturer’s representatives do not actively sell our products, our product sales may decline.

Historically, we have relied on manufacturer’s representatives to sell our products domestically and distributors to sell our products internationally. We sell a substantial portion of our products through our distributors and manufacturer’s representatives. Our distributors and manufacturer’s representatives generally offer products from multiple manufacturers. Accordingly, there is a risk that our distributors and manufacturer’s representatives may give higher priority to selling products from other suppliers and reduce their efforts to sell our products. Our distributors and manufacturer’s representatives may not market our products effectively or continue to devote the resources necessary to provide us with effective sales, marketing and technical support. Our distributors may on occasion build inventories in anticipation of substantial growth in sales and, if growth does not occur as rapidly as anticipated, they may subsequently decrease their product orders. A slowdown in orders from our distributors or manufacturer’s representatives could reduce our revenue in any given quarter and cause fluctuations in our operating results.

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

We intend to continue development and expansion of our direct sales organization and our indirect distribution channels domestically and internationally. Managing our distribution channels has become more complex as we have expanded both our product lines and our geographic presence. As a result, it has also become increasingly critical that we optimize our distribution channels around complementary products and users. We may not be able to expand our direct sales organization or distribution channels successfully, manage them optimally, and the cost of any expansion may exceed the revenue generated.

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

Our ability to offer products and implement our business plan successfully in a rapidly evolving market requires effective planning and management. We implemented two separate corporate restructuring plans in 2002. Some or all of the adopted measures in these restructures may not yield the intended results, if any, and may furthermore give rise to unforeseen complications and inefficiencies as we adjust personnel assignments. Moreover, reductions in force and cost cutting measures effected in both of these restructurings can adversely impact the morale of our personnel leading to further complications and operational inefficiencies. If this were to occur, our profitability or financial position could be negatively impacted and our operating results could suffer.

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

Because we sell our products worldwide, our business is subject to risks associated with doing business internationally. We recognized 52.7% of our revenue from sales to international customers in the quarter ended September 30, 2003. We anticipate that revenue from international operations will continue to represent a substantial portion of our revenue. In addition, several of our manufacturers’ facilities and suppliers are located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including:

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

Geopolitical instability and the continued threat of terrorism and the resulting military, economic and political responses (including, without limitation, war between sovereign nations) as well as heightened security measures may cause significant disruption to commerce worldwide. To the extent any disruption results in a general decrease or delay in our customers’ spending, our business and results of operations could be materially adversely affected. We are unable to predict whether the threat of such instability and terrorism or the responses thereto will result in any long-term commercial disruptions or adverse effects on our business, results of operations or financial condition.

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

Relocation of our corporate headquarters could result in negative operating results if not performed efficiently.

We have entered into a long-term lease for commercial real estate in Santa Clara, California and as a result we will be relocating our corporate headquarters in December 2003. Logistics for the move have been prepared and evaluated with an emphasis on making the transition quickly and efficiently with minimal disruption to operations. However, even under the best of circumstances moving into a new facility is likely to impact operational efficiencies for a limited period of time. Problems are most likely to arise in connection with construction delays, communications failures, shipping and delivery errors, and other problems typically associated with business relocations. If any of these problems or other unforeseen issues become significant, our results of operations for the fourth quarter of 2003 and possibly the first quarter of 2004 may be adversely impacted.

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

The primary objective of our investment activities is to preserve principal while concurrently maximizing after-tax income without significantly increasing risk. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with an interest rate fixed at the then-prevailing rate and the prevailing interest rate later rises, the current value of the principal amount of our investment will probably decline. Since cash equivalents and short-term investments consist principally of investments in commercial paper, investment quality corporate and municipal bonds, money market funds, collateralized mortgage obligations, and U.S. government agency securities, we believe there is no material market risk exposure.

Item 4.	Controls and Procedures

Subsequent to September 30, 2003, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the date of the evaluation, our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

There have been no significant changes in our internal controls over financial reporting or in other factors that could significantly affect internal controls subsequent to our most recent evaluation of our internal controls.

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

A status conference was held on November 7, 2003 and the Court set the matter for re-trial on February 23, 2004. We cannot predict the outcome of this litigation at this time.

Item 6.	Exhibits and Reports on Form 8-K

a.	Exhibits.

Exhibit No.	Document Name
3.1*	Amended and Restated Certificate of Incorporation of the Company.

3.2*	Bylaws of the Company.

4.1*	Specimen Certificate of the Company’s common stock.

31.1	Certification of Dan Wilnai, President, Chief Executive Officer and Chairman of the Board of Directors of the Registrant dated November 13, 2003, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Carmine J. Napolitano, Vice President, Chief Financial Officer and Secretary of the Registrant dated November 13, 2003, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of Dan Wilnai, President, Chief Executive Officer and Chairman of the Board of Directors of the Registrant dated November 13, 2003, in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certification of Carmine J. Napolitano, Vice President, Chief Financial Officer and Secretary of the Registrant dated November 13, 2003, in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (Registration No. 333-43866) as filed with the SEC on August 16, 2000, as subsequently amended, and incorporated in this Quarterly Report by reference.

b.	Reports on Form 8-K

On October 23, 2003, we filed a Form 8-K disclosing our earnings for the quarter ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date November 13, 2003		Computer Access Technology Corporation

	By:	/s/ Carmine J. Napolitano
Carmine J. Napolitano Vice President, Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)