Form 10-K
period 2003-12-31
COMPUTER ACCESS TECHNOLOGY CORP
filed 2004-02-20
CIK 1120155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark one)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 000-31863

COMPUTER ACCESS TECHNOLOGY CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	77-0302527
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3385 Scott Boulevard, Santa Clara, California	95054
(Address of principal executive offices)	(Zip Code)

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

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant on June 30, 2003, based upon the closing sale price of $3.25 per share of Common Stock as of that date as reported on the Nasdaq National Market, was approximately $20.7 million. Shares of Common Stock held by officers, directors, and holders of more than 5% of the outstanding Common Stock have been excluded from this calculation because such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily conclusive for other purposes.

As of February 1, 2004, there were approximately 19,420,644 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement (the “Proxy Statement”) to be mailed to stockholders in connection with the Registrant’s 2004 annual meeting of stockholders scheduled to be held in Santa Clara, California on Thursday, May 20, 2004, are incorporated by reference into Part III of this report. Except as expressly incorporated by reference, the Proxy Statement shall not be deemed to be part of this report.

INDEX

COMPUTER ACCESS TECHNOLOGY CORPORATION

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and certain information incorporated herein by reference contain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements contained in this Report on Form 10-K that are not purely historical are forward-looking statements, including, without limitation, statements regarding our expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements. Forward-looking statements include, without limitation, the statements regarding:

•	Our intention to continue to focus our marketing efforts on corporate and development strategies in the future, increasing our brand and product awareness, and technical and strategic sales support;

•	Our intention to continue to provide our customers with comprehensive technical support services and our belief that doing so is critical to remaining competitive;

•	Our intention to expand our distribution efforts by pursuing relationships with additional distributors and manufacturer’s representatives in our current markets and with new distributors and manufacturer’s representatives in future markets;

•	Our belief that our future success depends largely upon our ability to develop new products for established and emerging communications standards and to improve our existing products;

•	Our belief that we have a competitive advantage as a result of our knowledge and expertise covering multiple communications standards, computer and software architecture and advanced ASIC and programmable logic design;

•	Our intention to extend our technology base to support additional emerging standards;

•	Our intent to invest cash generated from operations, if any, to support the development of our business and our anticipation not to pay cash dividends for the foreseeable future;

•	Our expectation that our operating cash flow requirements will increase in the future in connection with the expanding scope and level of our activities;

•	Our belief that our judgments and assumptions are reasonable and appropriate with respect to the recoverability of our assets and our future prospects for earnings and cash flows;

•	Our belief that our current cash, cash equivalents and short-term investments together with funds generated from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months;

•	Our belief that our adoption of Financial Accounting Standards Board SFAS No. 150 discussed under the title Recent Accounting Pronouncements below will not have a material impact on our consolidated financial position or results of the operations;

•	Our belief that we must work closely with core or promoter companies in our target market to gain valuable insights into new market demands, obtain early access to standards as they develop and help us design new or enhanced products;

•	Our anticipation that future frequency increases will further enhance total bandwidth;

•	Our belief that we must continue to develop and introduce on a timely basis new products that incorporate features that can be sold at higher average selling prices;

•	Our expectation to continue to review opportunities to acquire other business or technologies that complement our current products, expand our markets, enhance our technical capabilities or that might otherwise offer growth opportunities;

•	Our anticipation that revenue from international operations will continue to represent a substantial portion of our revenue;

•	Our belief that our products do not infringe any other party’s intellectual property rights in any way that could have a material adverse effect on our operations; and

•	Our belief that our vertically integrated technology base, coupled with the specific experience gained by designing previous generations of our products, enables us to quickly provide reliable, easy to use and cost-effective products, for new and emerging standards.

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

We have expertise in the Bluetooth, Ethernet, Fibre Channel, IEEE 1394, InfiniBand, PCI Express, SCSI, Serial ATA, Serial Attached SCSI and USB standards and are actively engaged with our customers throughout their development and production processes in order to deliver solutions that meet their needs. Utilizing our easy to use, color-coded expert analysis software, the CATC Trace™, our development products generate, capture, filter and analyze high-speed communications traffic, allowing our customers to quickly discover and correct persistent and intermittent errors and flaws in their product design. Our production products are used during the manufacturing process to ensure that our customers’ products comply with standards and operate with other devices, as well as assist system manufacturers to download software onto new computers.

We have two reportable operating segments: development products and production products. Further segment and geographic information is included in Note 10 of the Notes to Consolidated Financial Statements included in this report.

Computer Access Technology Corporation was incorporated in California in 1992 and reincorporated in Delaware in 2000. Our headquarters are located at 3385 Scott Boulevard, Santa Clara, California 95054. We maintain a World Wide Web site at www.catc.com. The reference to this World Wide Web site address does not constitute incorporation by reference of the information contained therein.

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

Industry Background

The Demand for Digital Communications Is Growing

The demand for digital information has accelerated the need for communication among multiple electronic devices in various markets, including computers, telecommunications, networking, storage, consumer electronics, aerospace, automotive, industrial automation and medical instrumentation. This growing demand centers on the widespread need to transmit digital information. Communication among digital devices, or connectivity, occurs over a variety of physical media, such as copper wire and fiber optic cable, as well as over wireless frequencies.

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

Communications Standards Are Becoming Increasingly Complex

Digital devices communicate by sending electronic signals through a transmission channel according to a specified protocol. A protocol is a set of detailed rules that governs and regulates the manner in which the signals are sent, received, and interpreted. The channel and the protocol are both typically specified in a formal communications standard. For communication to be successful, each device must implement and conform to the same standard.

Early communications standards were relatively simple, typically involving low speed communications between two simple devices connected directly by copper wire. Current standards are increasingly complex, typically involving high-speed communications among multiple sophisticated devices indirectly linked to other devices and across various physical media, including copper wire, fiber optic cables, and wireless technologies with rapidly fluctuating frequencies. As a result, standards that were specified initially in only a few pages of text may now extend to over a thousand pages. The specifications for these standards are broadly available, which facilitates interoperability of hardware and software products from different manufacturers.

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

A standard is implemented over a lifecycle that includes three overlapping phases: development, production and market deployment. During the development phase, key component manufacturers develop and produce important building blocks such as semiconductors, embedded software, protocol stacks and device drivers which will be used by others in the industry to create products. During the production phase, system and device manufacturers apply these building blocks to construct their unique products and applications. The market deployment phase includes the introduction and sale of products and applications to end users in the market. Similarly, products associated with a particular standard follow their own unique lifecycle from development through production and deployment.

Emerging Standards Promote Digital Communications

Many distinct communications standards are emerging to meet the growing demand for digital connectivity in the computer, telecommunications, networking, storage, consumer electronics and other industries. The characteristics of each standard, including its principal uses, physical medium, transmission speed and distance covered, vary greatly. Examples of existing and emerging standards include the following:

Bluetooth.    The Bluetooth standard, or Bluetooth wireless technology, enables low speed, wireless connectivity among computers, telecommunication devices, such as mobile telephones, and consumer electronics devices, such as personal digital assistants and headphones. Bluetooth was introduced in 1998. The promoter group consists of Agere, Ericsson, IBM, Intel, Microsoft, Motorola, Nokia and Toshiba. Bluetooth operates through radio waves with rapidly fluctuating frequencies at speeds of up to 1 million bits (megabits) per second, or Mbps, over distances of up to 100 meters. Bluetooth products are just reaching the consumer markets at the present time and already Bluetooth is being enhanced further through version 1.2 of the Bluetooth specification published in late 2003. These recent changes in the specification are designed to enhance the usability and acceptance of Bluetooth including: shorter connection times, less interference with other devices operating in the same 2.4 GHz band, improved voice channel capabilities, better support for devices that operate simultaneously in multiple “piconets” and increased security.

Ethernet.    Ethernet enables high-speed connection among computers and peripheral devices in local area networks. Ethernet was introduced in 1980 by Digital Equipment Corporation, Intel, and Xerox and, in 1983, the Institute of Electrical and Electronics Engineers, Inc. (IEEE) released the first IEEE standard for Ethernet technology. Ethernet technology operates over coaxial cable, twisted pair wiring or fiber optic cable at speeds of up to 10 Mbps over distances of up to 2,000 meters. The IEEE has released newer versions of the Ethernet technology including: Fast Ethernet in 1995, which operates at speeds of up to 100 Mbps, Wireless Ethernet in 1997 that operates at speeds up to 10 Mbps, Gigabit Ethernet in 1998, which operates at speeds of up to 1 gigabits per second, or Gbps, and 10 Gbps Ethernet released in June 2002.

Fibre Channel.    Fibre Channel enables reliable, cost-effective information storage and delivery at very high-speeds. Fibre Channel development started in 1988 and the American National Standards Institute (ANSI) standards body approved the first revision in 1994. Fibre Channel is designed to operate at speeds of 1, 2, and 4 Gbps and gives users the option to develop storage networks with configuration choices at different price points, levels of scalability and availability. Fibre Channel is a layered protocol that supports additional storage or networking protocols such as SCSI, IP, VI, and ESCON, thus offering many choices for storage connectivity, cluster computing and network interconnect.

IEEE 1394.    The IEEE 1394 standard, commonly known as 1394, FireWire or i.Link, enables high-speed connectivity among computers, peripheral devices and consumer electronic devices, including audio systems, television sets, digital cameras, video recorders, video players and game consoles. 1394a was introduced in 1987 and was ratified by the IEEE in 1995. The promoter group includes Apple, Canon, Hewlett-Packard, IBM, Intel, Microsoft, NEC, Philips, Sony, Sun Microsystems, Texas Instruments and Yamaha. 1394a enables connectivity through copper wire at speeds of up to 400 Mbps over distances of up to four and one-half meters. This speed increases to up to 3.2 Gbps over distances of up to 100 meters in the 1394b standard approved by the IEEE in April 2002.

InfiniBand.    The InfiniBand standard enables high-speed connectivity inside computers and among computers and storage devices in complex storage area networks. InfiniBand was introduced in 1999 and is used largely in enterprise database, high performance computing (HPC) and storage applications. The promoter group consists of Dell, Hewlett-Packard, IBM, Intel, Microsoft and Sun Microsystems. InfiniBand operates over copper wire and fiber optic cable at speeds of up to 10 Gbps over distances of up to ten meters for copper wire and ten kilometers for fiber optic cable.

PCI Express.    PCI Express is an emerging standard first introduced in 2002 and is intended to enhance the Peripheral Connect Interface (PCI) architecture spanning multiple computer market segments: clients (desktop and mobile), servers (standard and enterprise), embedded computers and communication devices. PCI Express provides system original equipment manufacturers, or OEMs, and peripheral developers the ability to realize product versatility and market differentiation without the burden of maintaining obsolete interfaces or losing compatibility. The promoter group consists of Hewlett-Packard, Dell, IBM, Intel and Microsoft. PCI Express currently runs at 2.5 Gbps per lane in each direction, providing a total bandwidth of 16 GBps in a 32-lane configuration. It is anticipated that future frequency increases will further enhance total bandwidth.

SCSI.    The Small Computer System Interface (SCSI) is a high-speed, intelligent protocol allowing different peripheral devices and hosts to be interconnected. SCSI is the primary interface for attaching high performance disk subsystems to Unix and Windows based servers and workstations. SCSI was invented in the 1970’s by Shugart Associates and was initially called Shugart Associates Systems Interface (SASI), an 8 bit parallel bus providing 1.5 million bytes (Megabytes) per second, or MBps, throughput. American National Standards Institute (ANSI) accepted this as a standard and renamed it SCSI in 1986. Since then SCSI has gone through several evolutions designed to bring faster data transfers, longer cable lengths and higher reliability. The SCSI protocol has evolved to a 16-bit, differential interface transferring data at 320 MBps.

Serial ATA.    The Serial ATA standard enables high-speed, low cost internal storage connections for desktops and mobile computers. Serial ATA was introduced in 2000 and is expected to replace Parallel ATA, the standard used to connect storage devices such as hard drives, DVD and CD drives to the motherboard. The promoter group consists of APT Technologies, Dell, Intel, Maxtor and Seagate. Serial ATA operates over copper wire at speeds up to 3 Gbps over distances of up to one meter.

Serial Attached SCSI.    Initiated in December 2001 by the SCSI Trade Association, Serial Attached SCSI (SAS) was designed to be the logical evolution of SCSI to satisfy the data center requirements of scalability, performance, reliability and manageability, while leveraging a common low cost electrical and physical connection interface from Serial ATA. SAS provides universal interconnect with Serial ATA, while offering logical SCSI compatibility along with the reliability, performance and manageability of parallel SCSI. SAS is positioned primarily for enterprise class storage devices. SAS allows each host to address up to 4,096 devices via expanders. SAS’s flexibility allows single or multiple lane communications with devices, with a 3 Gbps four lane wide connection providing 12 Gbps total throughput.

Universal Serial Bus.    The Universal Serial Bus standard (USB) enables low, medium and high-speed connectivity between computers and peripheral devices, including keyboards, mice, printers, scanners, joysticks and cameras, using plug and play technology. USB was introduced in 1995 and replaces the serial, parallel, mouse and keyboard ports. The specifications for the second version of USB, or USB 2.0, were released in April 2000. The promoter group for USB consists of Agere, Hewlett-Packard, Intel, Lucent, Microsoft, NEC and Philips. USB enables connectivity through copper wires at speeds of up to 480 Mbps over distances of up to five meters.

Other Standards.    There are many other existing and emerging communications standards at different stages in their respective lifecycles such as Digital Subscriber Line, or DSL, 802.11, Home RF and Global System for Mobile communication, or GSM.

Products

We offer advanced development and production verification systems for the Bluetooth, Fibre Channel, IEEE 1394, InfiniBand, PCI Express, SCSI, Serial ATA, Serial Attached SCSI and USB standards, as well as production products for the USB and Bluetooth standards. We currently sell all of the products listed below:

Development Products

Our development products are advanced verification systems that assist hardware and software manufacturers in the efficient design of reliable and interoperable systems and devices. Most of these systems utilize our proprietary intuitive expert analysis software, the CATC Trace, which displays communications traffic in searchable, color-coded packets. Our development products consist of the following:

Bluetooth.    Our Bluetooth development products include:

•	BTTracer/Trainer™. The BTTracer/Trainer, introduced in the fourth quarter of 2002, combines a Bluetooth protocol analyzer and exerciser into a single CATC Universal Protocol Analyzer System™, or UPAS™, module. The BTTracer/Trainer provides a robust, flexible and efficient integrated environment for Bluetooth developers, testers and verifiers. The BTTracer/Trainer automatically synchronizes the exerciser with the analyzer to easily capture test results and its interfaces make it simple to inject user defined errors and jitter or write complete verification test suites using a simple scripting language.

•	Merlin™ and Merlin™ II. Merlin, our first generation Bluetooth protocol analyzer, was introduced in the first quarter of 2000. It was the first analyzer for the Bluetooth standard delivered to the market and our first analyzer for wireless communications. The Merlin II, introduced in the fourth quarter of 2003, is the next generation of CATC’s family of Bluetooth analysis products. It is compliant with version 1.2 of the Bluetooth specification and is highly portable. Merlin and Merlin II are non-intrusive design verification systems that provides Bluetooth network traffic capture, display and analysis allowing designers to quickly identify and correct design issues as well as assist manufacturers to pre-screen devices for standard compliance and interoperability.

•	Merlin Mobile™. The Merlin Mobile, our second-generation Bluetooth protocol analyzer, was introduced in the third quarter of 2002 and has won industry awards for its unique design, intuitive graphical interfaces and robust capabilities. Packaged in a PC card format, the Merlin Mobile is designed for customers concerned about cost and portability. Merlin Mobile provides all the Bluetooth capture and decode capabilities of the Merlin system allowing customers to quickly identify issues or areas of interest.

Fibre Channel.    Our Fibre Channel development product is the FCTracer™. The FCTracer, introduced in the first quarter of 2003, is a powerful Fibre Channel test and debug analyzer that combines non-intrusive, multi-port recording with hardware triggering and FC-4 level protocol decoding. The FCTracer allows designers and validation engineers to pinpoint intermittent problems in Fibre Channel networks and provides high-level traffic reports that help identify and explain performance issues.

IEEE 1394.    Our IEEE 1394 development product is the FireInspector™. The FireInspector was introduced in the second quarter of 1998. FireInspector was the first of our bus and protocol analyzers to incorporate our proprietary BusEngine real-time protocol processor technology. The FireInspector Plus version permits simultaneous 1394 traffic generation.

InfiniBand.    Our Infiniband development products include:

•	IBTracer™ 4X and IBTracer. The IBTracer 4X, introduced in the third quarter of 2002, and the IBTracer 1X, introduced in the first quarter of 2001, are powerful InfiniBand analysis systems. Both IBTracer products allow engineers to perform product compliance verification testing, analysis and problem resolution with the latest InfiniBand specification for high-bandwidth server-to-server communications, enterprise database, high performance computing and storage applications.

•	IBTrainer™. The IBTrainer is an InfiniBand 4X exerciser introduced in the third quarter of 2002. The IBTrainer helps engineers verify the reliability of their products. The IBTrainer can emulate an end-node or generate arbitrary sequences within an InfiniBand 4X network. It also allows engineers to validate compliance with the InfiniBand specification using scripts developed by the InfiniBand Trade Association and available to its members. IBTrainer is an Agilent Technologies product that we sell under our brand name according to the terms of an Original Equipment Manufacturing (OEM) agreement with Agilent.

PCI Express.    Our PCI Express development products include:

•	PETracer™ and PETracer ML. PETracer and PETracer ML are advanced verification systems introduced in the first and third quarters of 2003, respectively. The PETracer is a high impedance, non-intrusive analyzer, capturing, processing and analyzing 5 Gbps PCI Express traffic on a single link. The PETracer ML allows for full bi-directional decode and capture of up to 8 PCI Express links. Both analyzers are based on the UPAS 10000 platform.

•	PETrainer™. The PETrainer, announced in the fourth quarter of 2003, is a PCI Express™ exerciser supporting up to 4 links. PETrainer is a critical test and verification tool intended to assist engineers in improving the reliability of their solutions, while providing advanced capabilities for stress and compliance testing. Together with the CATC PETracer and PETracer ML analyzers, the PETrainer reduces time to market by enabling users to quickly identify logic and design flaws.

SCSI.    Our SCSI development product is the Verisys SV-8320™ analyzer. The SV-8320, introduced in the first quarter of 2002, provides fast and accurate debug, test and verification of Ultra320 SCSI devices and systems. Its unique combination of analysis power and portability enables OEMs to bring SCSI compatible products to market faster.

Serial ATA (SATA).    Our SATA development products include:

•	SATracer™. The SATracer was first introduced in the third quarter of 2001 for SATA 1.5 Gbps speed and the second generation was introduced in the fourth quarter of 2003 for 3 Gbps. SATracer is a non-

intrusive protocol analysis system that facilitates efficient and accurate debug, test and verification of Serial ATA semiconductors, devices and systems.

•	SATrainer™. The SATrainer, introduced in the first quarter of 2003, is an add-on traffic generation module for our SATracer. It allows designers and validation engineers to transmit valid and invalid traffic to emulate host or device-side SATA communications. SATrainer features error injection capabilities that permit observation of device behavior under faulty link conditions.

Serial Attached SCSI (SAS).    Our Serial Attached SCSI development product is the SASTracer™ analyzer. The SASTracer, introduced in the fourth quarter of 2003, is CATC’s first system that supports the advanced protocol analysis of 1.5 and 3 Gbps SAS in 1-, 2- and 4-wide configurations. The SASTracer is able to logically group multiple related bus transactions allowing developers to quickly understand complex SAS transactions. SASTracer’s features were especially designed for the multiple ways in which SAS systems can be configured.

Universal Serial Bus (USB).    Our USB development products include:

•	Advisor™. The Advisor, introduced in the first quarter of 2000, was the first USB 2.0 analyzer delivered to the market. Advisor captures, displays and analyzes signals transmitted at three USB speeds, 1.5, 12 and 480 Mbps.

•	Chief™. The Chief, introduced in the first quarter of 1999, incorporates advanced features, including dual channel recording, advanced triggering with event counting and sequencing capability, and automatic class and vendor specific decoding. The Chief also incorporates software that operates as a stand-alone viewer and is backward compatible with the capture files from our earlier analyzers, the Detective and Inspector. The Chief Plus version permits simultaneous USB traffic generation.

•	USBMobile™ HS. The USBMobile HS, introduced in the second quarter of 2003, is the latest member of CATC’s USB development and test tools line. At the time of its introduction, the USBMobile HS was the only portable analyzer in PC-card format able to detect, capture, decode, analyze and display all USB speeds (1.5 Mbps, 12 Mbps and 480 Mbps). USBMobile HS provides complete support of the On-The-Go (OTG) specification and mass storage decodes. It enables design engineers, technical support personnel and field application engineers to perform protocol debugging and verification testing virtually anywhere; extending beyond the lab environment to personal workstations and into the field.

•	USBTracer/Trainer™. The USBTracer/Trainer system, introduced in the second quarter of 2001, is a powerful development and test tool based on the UPAS 2500 platform. The USBTracer captures, displays and analyzes all speeds of USB bus traffic. The USBTrainer serves as a flexible USB host for the development of USB devices, hubs and integrated circuits, enabling stress/limit testing of USB designs and observation of design behavior under faulty bus conditions.

Production Products

Our production verification systems are designed to assist computer manufacturers in volume production of reliable USB devices and systems and software downloads onto new computers. Our production products consist of the following:

EL200™.    EL200, an industrial device that links USB 2.0 and Ethernet 10/100, was introduced in the first quarter of 2002. The EL200 is used on the production line by computer manufacturers and assembly houses for loading software on the hard drives of newly manufactured systems. The EL200 device connects a computer operating under the DOS operating system to an Ethernet network through a USB 2.0 port. EL200 conforms to both USB 2.0 and Ethernet specifications and is capable of effective data transfer speeds of 40 Mbps, significantly faster than the previous version, the EL2.

UPT2™.    UPT2, our third generation USB production verification system, was introduced in the fourth quarter of 2001. UPT2 is used as a universal verification system on the production line by integrated circuit, circuit board, computer system and hub manufacturers to verify compliance with the USB specifications and is capable of testing up to eight USB host ports simultaneously.

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

Customers

We sell our products directly as well as through various sales channel partners including, international distributors, manufacturers representatives and value-added resellers. Our end-users include semiconductor, computer systems, software, data storage, communications, automotive, aerospace, and software companies. Collectively, our top five customers including, international distributors, manufacturers representatives and value-added resellers, accounted for approximately 41.6% of our revenue in the year ended December 31, 2003. For the year ended December 31, 2003, LeColn Technology Co. Ltd., our primary distributor in Taiwan and China, accounted for 17.1% of our revenue, and Toyo, our primary distributor in Japan, accounted for 16.3% of our revenue. No other customer accounted for 10% or more of our revenue. Approximately 52% and 59.3% of our revenue was from sales to international customers in the years ended December 31, 2003 and 2002, respectively.

Sales and Distribution

Our marketing efforts focus on developing corporate and product strategies and increasing our brand and product awareness. Our marketing organization leads the creation of our strategic corporate direction and develops our product roadmap, including market studies, business potential analysis, competitive positioning, functional requirements and product lifecycle planning. Our product strategy focuses on continuously expanding the capability of our products and the breadth of our product lines to address an increasingly large portion of our customers’ needs. Our brand and product awareness initiatives center on our strategic relationships with the core or promoter companies and also include active participation in communications standards groups, trade shows, compliance workshops and industry conferences. Our marketing organization also provides technical and strategic sales support to our direct sales personnel, and to our sales channel partners, including in-depth product training, technical manuals, sales tools, pricing, marketing communications, marketing research, trademark administration and other support functions. We intend to continue to focus our marketing efforts on these initiatives in the future.

Our sales efforts are dedicated to establishing and maintaining long-term customer relationships. This focus emphasizes customer satisfaction and includes the expertise and resources necessary for customers to use our products successfully. We provide product documentation, technical information and software updates through our web site. We intend to continue to provide our customers with comprehensive technical support services and believe that this is critical to remaining competitive. We offer software maintenance support contracts for certain of our development products entitling customers to product updates and telephone technical support.

Our distribution channels included a direct sales force, a network of international distributors, manufacturer’s representatives, and value-added resellers. We continually monitor our manufacturer’s representatives’ and distributors’ sales performance and, where applicable, support efforts, in order to provide high quality customer service to our customers and increase revenue.

Our direct sales force maintains close contact with our key customers and also provides support to our manufacturer’s representatives. Our direct sales force also maintains close contact with our international distributors, which provide both sales and support in the countries they cover. To date, we have established relationships with distributors and manufacturer’s representatives in over 25 countries in Asia, North America and Europe. In addition, we intend to expand our distribution efforts by pursuing relationships with additional distributors and manufacturer’s representatives in our current and future markets.

Research and Development

We believe our future success depends largely upon our ability to develop new products for established and emerging communications standards and to continue to improve our existing products. Accordingly, our research and development efforts are focused on enhancing our products to address both existing and new markets.

As of December 31, 2003, we employed 29 people in our research and development organization that is comprised of hardware and software design engineers with expertise in the design and application of computer and communications systems and devices, semiconductor devices, embedded software, software drivers and software applications. As part of our research and development activities, we are also engaged in formal and informal relationships with our customers worldwide as well as with special interest groups for emerging communications standards. Our research and development expenses were approximately $5.2 million, $7.4 million, and $7.3 million in the years ended December 31, 2003, 2002, and 2001, respectively.

Technology

We believe we have a competitive advantage as a result of our knowledge and expertise in multiple communications standards, computer and software architecture and advanced ASIC and programmable logic design. This expertise is enhanced by our advanced design tools and collaboration among our various design teams. The following is a summary of our technology position:

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

We believe this technology base, coupled with the specific experience gained by designing previous generations of our products, enables us to quickly provide reliable, easy to use and cost-effective products, for new and emerging standards.

Expertise in Multiple Standards.    We have expertise in several communications standards including Bluetooth, Ethernet, Fibre Channel, IEEE 1394, InfiniBand, PCI Express, SCSI, Serial ATA, Serial Attached SCSI and USB and intend to extend our technology base to support additional emerging standards.

Computer Architecture and Software.    We have expertise in computer architecture and software, including many forms of internal and external device connectivity. Our products include substantial software content at various levels, including embedded software, software drivers, and software applications, and for different devices, computers and operating systems, such as DOS, Windows, Linux and Unix. Our computer architecture and software expertise generally allow us to bring easy to use, reliable and flexible products to market rapidly.

Semiconductor and Programmable Logic Design.    Our ability to integrate a complex design into an ASIC results in a product that we believe offers higher performance at lower power levels and at lower costs than other commercially available products. The combination of programmable logic design techniques and non-volatile, or flash, memory adds flexibility and reliability to our products and allows us to add new features and capabilities to our products.

Universal Protocol Analyzer System™.    The Universal Protocol Analyzer System (UPAS) is our modular architecture for communications protocol analysis, test and verification. The UPAS includes a base unit, which utilizes plug-in modules that support different protocols and a modular software architecture. The modules observe and capture specific protocol traffic and present it to the user for further analysis. Additional modules allow for generation of both legal and illegal protocol traffic, assisting engineers in exercising their new designs, resulting in improved quality and interoperability of their new products. The modularity of the UPAS accelerates our development time for new protocol modules, which reduces our time to market, while reducing the total cost of ownership of our products for our customers.

Manufacturing

We use outside contract manufacturing services for printed circuit board fabrication, assembly and testing. We conduct final assembly, testing and quality assurance at our facility in Santa Clara, California for a majority of our products. We outsource the manufacture of our lower volume, higher margin products to several facilities located in the Silicon Valley area. We outsource the turnkey manufacturing and assembly of our higher volume, lower margin products to several facilities located in Asia. This approach enables us to focus on our design strengths, reduce fixed costs and capital expenditures, and provide flexibility to better meet market demand. We do not have long-term contracts with any of our contract manufacturers. We design and develop a number of the key components of our products, including our ASIC, printed circuit boards and mechanical packaging. Although we use standard parts and components for our products where possible, we currently purchase a few key components used in the manufacture of our products from single or limited sources.

Competition

Our markets are highly competitive, and we expect competition to intensify in the future. Our competitors are diverse and offer a variety of solutions directed at various segments of this marketplace. We believe the principal factors of competition include:

•	product functionality;

•	time to market with new products;

•	ease of product use;

•	product speed, reliability, stability and accuracy;

•	price performance

•	flexibility and programmability of products;

•	upgradability of products;

•	local support and service for products; and

•	breadth of product offerings.

We believe we compete favorably with respect to each of these factors and have gained significant market share in some of our target markets as a result. We believe our success has been driven by our vertically integrated technology, ability to generate customer loyalty and ability to anticipate market trends.

Intellectual Property

We rely on a combination of copyright, trademark and trade secret laws to protect our intellectual property. In addition, we have six patent applications pending. However, we believe that factors such as the creativity and technological skills of our personnel, new product developments, frequent product enhancements, and reliable customer service are essential to establishing and maintaining a leadership position. Many of our products contain elements that we consider proprietary, including the CATC Trace expert software in our development products and the embedded software and software drivers in our production products.

Employees

As of December 31, 2003, we had 67 employees. Of these individuals, 22 were in sales and marketing, 29 were in research and development, 8 were in operations and 8 were in finance and administration. Our employees are not represented by any collective bargaining unit, and we believe our relations with our employees are satisfactory.

Item 2.     Properties

In December 2003, we moved our principal executive and administrative offices to a leased facility consisting of approximately 21,000 square feet of office space in Santa Clara, California. Our lease agreement expires in December 2009 subject to our option to extend the term of our lease an additional 5 years. We believe our existing facilities are adequate to meet our current and projected needs, and that suitable additional or substitute space will be available as needed.

Item 3.     Legal Proceedings

On December 29, 2000, we filed in the United States of America District Court for the Northern District of California a complaint against Catalyst Enterprises, Inc., alleging trademark and trade dress infringement, copyright infringement and unfair competition and seeking damages and attorneys’ fees. The case is referred to as Computer Access Technology Corporation v. Catalyst Enterprises, Inc., Case No. C 00 4852 DLJ.

The case was tried before a jury commencing October 28, 2002. On November 15, 2002, a unanimous jury returned a verdict finding that we own valid trademark rights in our CATC Trace design and that Catalyst infringed our trademark, that Catalyst violated the federal and state unfair competition statutes, and that Catalyst acted willfully when it violated the unfair competition statutes. The jury further found that Catalyst did not infringe our copyright and that we did not prove that our CATC Trace design is protectible trade dress. On November 26, 2002, the Court heard our request for injunctive relief and restitution under federal and state law and, by an order issued the same day, the Court stayed execution of the judgment and deferred ruling on the equitable relief claims pending resolution of Catalyst’s motion for judgment as a matter of law, or alternatively, for retrial.

On January 10, 2003, the Court held a hearing on Catalyst’s motion. On February 18, 2003, the Court granted Catalyst’s motion for a new trial on the claims of trademark infringement and violation of federal and state unfair competition statutes by Catalyst. The Court furthermore granted our motion for retrial on our claims of copyright and trade dress infringement.

On December 24, 2003, we announced that we had entered into a cross-licensing and settlement agreement with Catalyst. Under the terms of the settlement Catalyst did not admit any wrongdoing or liability and both parties agreed to bear their own costs of the litigation.

Except for the foregoing legal proceedings, we are not currently party to any material legal proceedings, however we are periodically subject to legal proceedings and claims that arise in the ordinary course of our business. While management currently believes the amount of ultimate liability, if any, with respect to these actions will not materially affect the financial position, results of operations, or liquidity of the Company, the ultimate outcome of any litigation is uncertain. Were an unfavorable outcome to occur, or if protracted litigation were to ensue, the impact could be material to the Company.

Item 4.     Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2003.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

Market Information

Our Common Stock is traded publicly on the Nasdaq National Market under the symbol “CATZ.” Our stock began trading on November 10, 2000. The following table lists the high and low sales prices of our Common Stock for each fiscal period indicated beginning on January 1, 2002:

	2003		2002
	High	Low	High	Low
Fiscal quarter ended March 31	$2.66	$1.86	$6.45	$3.85
Fiscal quarter ended June 30	3.80	1.90	4.90	2.80
Fiscal quarter ended September 30	4.47	3.00	3.45	1.35
Fiscal quarter ended December 31	4.74	4.01	3.00	1.60

As of February 1, 2004, the approximate number of common stockholders of record was 30.

We have never declared or paid any cash dividends on our common stock. We currently intend to invest cash generated from operations, if any, to support the development of our business and do not anticipate paying cash dividends for the foreseeable future. Payment of future dividends, if any, will be at the discretion of our Board of Directors.

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

Selected Consolidated Financial Data

	Years Ended December 31,
	2003	2002	2001	2000	1999
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue	$15,250	$14,446	$16,770	$21,549	$12,506
Cost of revenue	3,038	2,995	4,259	5,190	3,136
Amortization of acquired developed technology	35	319	—	—	—

Gross profit	12,177	11,132	12,511	16,359	9,370

Operating expenses:
Research and development	5,206	7,382	7,278	4,903	3,538
Sales and marketing	5,064	4,813	3,162	2,164	1,194
General and administrative	2,351	5,159	2,933	1,507	434
Goodwill impairment	—	1,427	—	—	—
Acquired in-process research and development	—	410	—	—	—
Amortization of purchased intangible assets	104	266	—	—	—
Restructuring expenses	—	808	—	—	—
Amortization of deferred stock-based compensation	231	395	3,643	3,823	1,320

Total operating expenses	12,956	20,660	17,016	12,397	6,486

Income (loss) from operations	(799)	(9,528)	(4,505)	3,962	2,884
Other income, net	641	727	1,868	719	138

Income (loss) before provision for (benefit from) income taxes	(138)	(8,801)	(2,637)	4,681	3,022
Provision for (benefit from) income taxes	—	(1,702)	(70)	3,468	1,760

Net income (loss)	$(138)	$(7,099)	$(2,567)	$1,213	$1,262

Net income (loss) per share:
Basic	$(0.01)	$(0.37)	$(0.14)	$0.08	$0.09

Diluted	$(0.01)	$(0.37)	$(0.14)	$0.07	$0.08

Weighted average shares outstanding
Basic	19,323	19,205	18,733	15,181	14,286

Diluted	19,323	19,205	18,733	16,392	15,084

	December 31,
	2003	2002	2001	2000	1999
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and investments	$44,538	$43,751	$47,561	$47,696	$4,195
Working capital	36,057	45,811	50,562	49,142	5,773
Total assets	50,349	50,530	53,888	53,892	7,654
Total stockholders’ equity	46,471	47,202	52,016	50,157	6,027

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Report on Form 10-K contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, including statements regarding our expectations, hopes, intentions, beliefs or strategies regarding the future. Actual results could differ materially from those projected in any forward-looking statements for the reasons noted under the sub-heading “RISK FACTORS” and in other sections of this Report. All forward-looking statements included in this Report are based on information available to us on the date of this Report, and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. See “RISK FACTORS” below, as well as such other risks and uncertainties as are detailed in our Securities and Exchange Commission reports and filings for a discussion of the factors that could cause actual results to differ materially from the forward-looking statements.

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with “Selected Consolidated Financial Data” and our consolidated financial statements and accompanying notes.

Overview

We are a provider of advanced verification systems for existing and emerging digital communications standards such as Bluetooth, Ethernet, Fibre Channel, IEEE 1394, InfiniBand, PCI Express, SCSI, Serial ATA, Serial Attached SCSI and USB.

Our products are used by semiconductor, computer systems, software, data storage, communications, automotive and aerospace companies at each phase of their products’ lifecycles from development through production and market deployment. Our verification systems consist of development and production products that accurately monitor communications traffic and diagnose operational problems to ensure that products comply with standards and operate with other devices. We currently outsource most of the manufacturing of our products so that we may concentrate our resources on the design, development and marketing of our existing and new products.

We report revenue and gross profit in two business segments: development products and production products. In the year ended December 31, 2003, revenue from our development products was $13.7 million and revenue from our production products was $1.6 million. Historically, we have generated a majority of our revenue from products for the USB standard. Revenue from USB products accounted for approximately 59.6% of our revenue in the year ended December 31, 2003, of which 48.2% was from USB 2.0 products. We anticipate that revenue from sales of our USB products will decrease as the markets for our USB products mature. Consequently, in order to generate growth in revenue our new product offerings in other communications standards will have to offset any shortfalls in revenues from the USB standard.

We sell our products to technology, infrastructure and application companies through our direct sales force and indirectly through our distributors and manufacturer’s representatives. For the year ended December 31, 2003, LeColn Technology Co., our primary distributor in Taiwan and China, accounted for 17.1% of our revenues and Toyo, our primary distributor in Japan, accounted for 16.3% of our revenues. For the years ended December 31, 2002 and 2001, Toyo accounted for 18.3% and 27% of our revenue, respectively, and LeColn accounted for 10% of our revenue for the year ended December 31, 2002. No other customer accounted for 10% or more of our revenues during the years ended December 31, 2003, 2002, and 2001, respectively. Historically, a substantial portion of our revenue has been derived from customers outside of North America. In the year ended December 31, 2003, 52.0% of our revenue was derived from international customers, of which 16.8% was derived from customers in Japan, 22.9% was derived from customers in other parts of Asia, and 12.4% was derived from customers in Europe. The decrease in international revenue as a percentage of total revenue from 59.3% in the year ended December 31, 2002 is primarily due to increased sales of newer products in North America and unsustainable demand in Europe for certain InfiniBand products released during the year ended

December 31, 2002. All of our revenue and accounts receivable are denominated in U.S. dollars. Although seasonality affects many of our target markets, to date our revenue and financial condition as a whole have not been materially impacted by seasonality. However, as we continue to expand our product offerings into new markets, seasonality effects may become material.

The development of emerging communications standards and technological change has influenced and is likely to continue to influence our quarterly and annual revenue and results of operations. Our future revenue is dependent upon the continued growth in capital spending by our existing and potential customers for our types of products. Our product development and marketing strategies are focused on working closely with promoter companies and communications standards groups to gain early access to new communications standards and technologies. We have invested significantly in the research, development and marketing of our products for emerging communications standards, often before these standards have gained widespread industry acceptance and in advance of generating substantial revenue related to these investments. Additionally, the adoption rates for our new products by customers in our target markets are unpredictable and subject to substantial risk, most of which are beyond our control. Accordingly, if the markets for our new products do not materialize or materialize later than we expect, our ability to sustain and increase revenue may be harmed.

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

Revenue Recognition.    Due to the significant software content of our products, we follow Statement of Position (“SOP”) 97-2, Software Revenue Recognition. Under SOP 97-2, we recognize revenue on sales to distributors, resellers and direct customers upon shipment, provided that there is persuasive evidence of an arrangement, the product has been delivered and title has passed, the fee is fixed or determinable and collection of the resulting receivable is reasonably assured. We do not provide distributors, resellers or direct customers price protection, and only provide limited rights of return or exchange. Generally, our distributors do not maintain inventory; however, to the extent they do, we have the right, but not the obligation, under the terms of our distributor agreements to repurchase inventory at the sales price upon termination of the relationship. We review distributor inventory levels, if any, quarterly to ensure that any potential repurchases are not material. When we have shipped products but some elements essential to the functionality of the products have not been completed, revenue and associated cost of revenue are deferred until all essential elements have been delivered. Software maintenance support revenue is deferred and recognized ratably over the maintenance support period. Provisions for warranty costs are recorded at the time products are shipped.

Cash Equivalents, Short-Term Investments and Long-Term Investments.    Our cash equivalents, and short-term and long-term investments are placed in portfolios managed by professional money management firms under investment guidelines we have established. These guidelines address the critical objectives of preservation of principal, avoiding inappropriate concentrations, meeting liquidity requirements and maximizing after-tax returns. We classify all highly liquid investments purchased with an original maturity of 90 days or less to be cash equivalents. Those with a maturity greater than 90 days but less than one year are classified as short-term investments, and those with an original maturity greater than one year are classified as long-term investments. Our cash equivalents, short-term and long-term investments consist principally of investments in commercial paper, investment quality corporate and municipal bonds, money market funds, collateralized mortgage obligations, and U.S. government agency securities.

Income Taxes.    We account for income taxes under the liability method, which requires, among other things, that we record deferred tax assets and liabilities for temporary differences between the tax bases of our assets and liabilities and their financial statement reported amounts. In addition, deferred tax assets are recorded for the future benefit of utilizing net operating losses and research and development credit carry-forwards. A full valuation allowance is provided against deferred tax assets unless it is more likely than not that they will be realized. In the quarter ended December 31, 2002, we provided a full valuation allowance for our net deferred tax assets. As of December 31, 2003, we continue to maintain a full valuation allowance against our net deferred tax assets.

Intangible Assets.    Our purchased intangible assets totaled $167,000 as of December 31, 2003. We are required to reduce the carrying value of these assets whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. In order to make such adjustments, we are required to make assumptions about the value of these assets in the future including future prospects for earnings and cash flows of the businesses underlying these investments. Judgments and assumptions about the future are complex, subjective and can be affected by a variety of factors including industry and economic trends, our market position and the competitive environment in which we operate. Although we believe our judgments and assumptions are reasonable and appropriate, different judgments and assumptions could materially impact our reported financial results.

Results of Operations

The following table presents selected consolidated financial data for the periods indicated as a percentage of revenue:

	Years Ended December 31,
	2003	2002	2001
Consolidated Statement of Operations Data:
Revenue	100.0%	100.0%	100.0%
Cost of revenue	19.9	20.7	25.4
Amortization of acquired developed technology	0.2	2.2	—

Gross profit	79.9	77.1	74.6

Operating expenses:
Research and development	34.2	51.1	43.4
Sales and marketing	33.2	33.3	18.9
General and administrative	15.4	35.7	17.5
Goodwill impairment	—	9.9	—
Acquired in-process research and development	—	2.8	—
Amortization of purchased intangible assets	0.7	1.8	—
Restructuring expenses	—	5.6	—
Amortization of deferred stock-based compensation	1.5	2.7	21.7

Total operating expenses	85.0	142.9	101.5

Loss from operations	(5.1)	(65.8)	(26.9)
Other income, net	4.2	5.0	11.1

Loss before benefit from income taxes	(0.9)	(60.8)	(15.8)
Benefit from income taxes	—	(11.8)	(0.4)

Net loss	(0.9)%	(49.0)%	(15.4)%

Results of Operations in the Years Ended December 31, 2003 and 2002

Revenue.    Our revenue was $15.3 million in the year ended December 31, 2003 compared to $14.4 million in the year ended December 31, 2002, an increase of 5.6%. The increase in revenue was due primarily to increased sales of new products of $4.1 million, partially offset by decreased sales of certain existing products of $3.2 million. The decreased sales of existing products was primarily the result of reduced demand for certain InfiniBand, Bluetooth and USB development products and for production products primarily as a result of the Severe Acute Respiratory Syndrome (SARS) epidemic in key production areas of Asia in early 2003. Going forward, we expect continuing declines in certain USB development and production product revenue as this communication standard continues to mature. Revenue from international customers represented 52.0% of revenue in the year ended December 31, 2003 and 59.3% of revenue in the year ended December 31, 2002.

Cost of Revenue and Gross Profit.    Our gross profit was $12.2 million in the year ended December 31, 2003 compared to $11.1 million in the year ended December 31, 2002, an increase of 9.4%. Our gross margin percentage was 79.9% in the year ended December 31, 2003 and 77.1% in the year ended December 31, 2002. The increase in gross profit was primarily the result of a charge of $200,000 for obsolete inventory write-offs recorded in the year ended December 31, 2002, a decrease in the amortization of acquired developed technology of $284,000 and a decrease in the amortization of deferred stock-based compensation of $102,000. In addition, development products that typically have higher gross margins, increased as a percentage of revenue by 4.2% in the year ended December 31, 2003 compared to the year ended December 31, 2002.

Research and Development.    Our research and development expenses were $5.2 million in the year ended December 31, 2003 compared to $7.4 million in the year ended December 31, 2002, a decrease of 29.5%. Research and development expenses represented 34.2% of revenue in the year ended December 31, 2003 and 51.1% of revenue in the year ended December 31, 2002. The decrease in expenses was primarily due to decreased personnel and related costs of approximately $1.5 million, decreases in purchased research and development costs of $306,000, and decreases in consulting fees of $161,000. The percentage of revenue decrease for the year ended December 31, 2003 was primarily due to the decrease in costs noted in this paragraph combined with the impact of increased revenue when compared to the year ended December 31, 2002.

Sales and Marketing.    Our sales and marketing expenses were $5.1 million in the year ended December 31, 2003 compared to $4.8 million in the year ended December 31, 2002, an increase of 5.2%. Sales and marketing expenses represented 33.2% of revenue in the year ended December 31, 2003 and 33.3% of revenue in the year ended December 31, 2002. The increase in expenses was primarily due to increases in personnel and related costs of approximately $284,000. The percentage of revenue decrease for the year ended December 31, 2003 was primarily due to the impact of increased revenue combined with the increased costs noted in this paragraph when compared to the year ended December 31, 2002.

General and Administrative.    Our general and administrative expenses were $2.4 million in the year ended December 31, 2003 compared to $5.2 million in the year ended December 31, 2002, a decrease of 54.4%. General and administrative expenses represented 15.4% of revenue in the year ended December 31, 2003 and 35.7% in the year ended December 31, 2002. The decrease was primarily due to a decrease in professional services of $2.5 million, decreases in personnel and related costs of $414,000, partially offset by an increase in risk management costs of $116,000. The percentage of revenue decrease for the year ended December 31, 2003 was primarily due to the decrease in costs noted in this paragraph combined with the impact of increased revenue when compared to the year ended December 31, 2002.

Goodwill Impairment.    In the quarter ended September 30, 2002, we recorded a goodwill impairment of $1.4 million. This goodwill was originally recorded in connection with our purchase of Verisys. As a result of the decline in the Company’s market capitalization and reduced SCSI sales, the Company performed the required impairment tests of goodwill and indefinite-lived intangible assets as of September 30, 2002, in accordance with SFAS 142, “Goodwill and Other Intangible Assets.” These tests were based upon an independent valuation performed by an outside valuation specialist that utilized a combination of income and market value approaches.

It was determined that, as of September 30, 2002, there was full impairment of goodwill within the development products segment of $1.4 million, and partial impairment of acquired developed technology, non-compete agreements and core technology of $147,000, $59,000 and $135,000, respectively. There were no comparable charges in the year ended December 31, 2003. Goodwill impairment represented 9.9% of revenue in the year ended December 31, 2002.

Acquired In-Process Research and Development.    Our acquired in-process research and development expenses resulting from our purchase of Verisys were $410,000 in the year ended December 31, 2002. There were no comparable charges in the year ended December 31, 2003. Acquired in-process research and development expenses represented 2.8% of revenue in the year ended December 31, 2002.

Amortization of Purchased Intangible Assets.    Our amortization of purchased intangible assets resulting from our purchase of Verisys was $104,000 in the year ended December 31, 2003 compared to $266,000 in the year ended December 31, 2002. Amortization of purchased intangible assets represented 0.7% and 1.8% of revenue in the years ended December 31, 2003 and December 31, 2002, respectively. The decrease was primarily due to an impairment write-down of $194,000 recorded in the quarter ended September 30, 2002, which reduced the remaining balance to be amortized and resulted in lower amortization in subsequent periods. The percentage of revenue decrease for the quarter ended December 31, 2003 was primarily due to the decrease in costs noted in this paragraph when compared to the quarter ended December 31, 2002 combined with the impact of increased revenue when compared to the year ended December 31, 2002.

Restructuring Expenses.    Restructuring expenses were $808,000 in the year ended December 31, 2002, representing 5.6% of revenue in the year ended December 31, 2002. There were no comparable charges in the year ended December 31, 2003. Restructuring expenses consisted of severance payments in connection with our headcount reductions, other expenses relating to office closures, write-down of fixed assets and other one-time charges relating to our restructuring plans implemented in the quarters ended June 30, 2002 and December 31, 2002.

Amortization of Deferred Stock-based Compensation.    Amortization of deferred stock-based compensation was $267,000 in the year ended December 31, 2003, of which $36,000 was included in cost of revenue. Amortization of deferred stock-based compensation was $533,000 in the year ended December 31, 2002, of which $138,000 was included in cost of revenue. Amortization of deferred stock-based compensation represented 1.5% and 2.7% of revenue in the years ended December 31, 2003 and December 31, 2002, respectively. Amortization of deferred stock-based compensation on grants prior to December 31, 2000 is anticipated to be approximately $32,000 in the year ending December 31, 2004.

Other Income.    Other income was $641,000 in the year ended December 31, 2003 compared to $727,000 in the year ended December 31, 2002, a decrease of 11.8%. This decrease resulted primarily from declining interest income associated with lower interest rates earned on the investment of excess cash balances, partially offset by interest on income tax refunds of $83,000 in the year ended December 31, 2003.

Benefit from Income Taxes.    We have incurred no provision for income taxes in the year ended December 31, 2003 compared to a benefit from income taxes of $1.7 million in the year ended December 31, 2002, a decrease of 100.0%. Our effective tax benefit decreased from 19.3% in the year ended December 31, 2002 to 0.0% in the year ended December 31, 2003. As of December 31, 2003, we continue to maintain a full valuation allowance against our net deferred tax assets as we have determined that it is more likely than not that such amounts will not be realized through taxable income from future operations, or by carry-back to prior years’ taxable income.

Results of Operations in the Years Ended December 31, 2002 and 2001

Revenue.    Our revenue was $14.4 million in the year ended December 31, 2002 compared to $16.8 million in the year ended December 31, 2001, a decrease of 13.9%. The decrease in revenue was due primarily to decreased sales of certain existing development, production and connectivity products of $1.5 million, $1.2 million and $2.3 million, respectively, offset by increased sales of new development and production products, which represented $1.3 million and $1.4 million, respectively. The decreased sales of existing development and production products was primarily the result of a slowdown in the Bluetooth and USB 1.1 markets and a general economic slowdown. The decrease in sales of connectivity products was primarily the result of additional competitive pressure due to improved availability of next generation cable and DSL modems with integrated USB support. In January 2002, we converted our resellers to manufacturer’s representatives. This conversion resulted in an estimated amount of additional revenue for the year ended December 31, 2002 of $530,000 as we sold directly to our end customers without discount. However, this estimated additional revenue resulted in increased sales and marketing expenses relating to manufacturer’s representatives’ commissions. Revenue from international customers represented 59.3% of revenue in the year ended December 31, 2002 and 56.1% of revenue in the year ended December 31, 2001.

Cost of Revenue and Gross Profit.    Our gross profit was $11.1 million in the year ended December 31, 2002 compared to $12.5 million in the year ended December 31, 2001, a decrease of 11.0%. The dollar decrease in gross profit from 2001 and 2002 was primarily the result of decreased sales of development and connectivity products, approximately $200,000 of inventory write-offs for obsolete inventory, and amortization of acquired developed technology of $319,000, offset by a decrease in amortization of deferred stock-based compensation of $249,000. Our gross margin percentage was 77.1% in the year ended December 31, 2002 and 74.6% in the year ended December 31, 2001. The increase in gross margin percentage was primarily the result of increased development product sales as a percentage of revenue and decreased connectivity product sales as a percentage of revenue, offset by reduced margins for our production products resulting from higher costs associated with components and lower volume manufacturing of new products. Our higher margin business segment, development products, increased as a percentage of revenue by 10.9%, our lower margin business segment, production products, increased as a percentage of revenue by 2.6% and our lowest margin business segment, connectivity products, decreased as a percentage of revenue by 13.5%. In January 2002, we converted our resellers to manufacturer’s representatives. This change improved gross margins by 0.9% for the year December 31, 2002, as we sold directly to our end customers without discount. Excluding amortization of deferred stock-based compensation, our gross margin would have been 78.0% for the year ended December 31, 2002 and 76.9% for the year ended December 31, 2001.

Research and Development.    Our research and development expenses were $7.4 million in the year ended December 31, 2002 compared to $7.3 million in the year ended December 31, 2001, an increase of 1.4%. Research and development expenses represented 51.1% of revenue in the year ended December 31, 2002 and 43.4% of revenue in the year ended December 31, 2001. The increase in 2002 was primarily due to increases in other research and development costs of approximately $295,000 and increases in consulting fees of $185,000, partially offset by decreased personnel and related costs of approximately $354,000. The percentage of revenue increase for the year ended December 31, 2002 was primarily due to the decrease in revenue combined with increased costs noted in this paragraph when compared to the year ended December 31, 2001.

Sales and Marketing.    Our sales and marketing expenses were $4.8 million in the year ended December 31, 2002 compared to $3.2 million in the year ended December 31, 2001, an increase of 52.2%. Sales and marketing expenses represented 33.3% of revenue for the year ended December 31, 2002 and 18.9% of revenue in the year ended December 31, 2001. The increase in expenses was primarily due to increased personnel and related costs of approximately $654,000, commissions earned by our manufacturer’s representatives of $564,000 and increases in marketing programs of $152,000. The percentage of revenue increase for the year ended December 31, 2002 was primarily due to the decrease in revenue combined with increased costs noted in this paragraph when compared to the year ended December 31, 2001.

General and Administrative.    Our general and administrative expenses were $5.2 million in the year ended December 31, 2002 compared to $2.9 million in the year ended December 31, 2001, an increase of 75.9%. General and administrative expenses represented 35.7% of revenue in the year ended December 31, 2002 and

17.5% of revenue in the year ended December 31, 2001. The increase was primarily due to an increase in professional services of $1.6 million, primarily legal fees associated with litigation, and the addition of personnel and related costs of $509,000. The percentage of revenue increase for the year ended December 31, 2002 was primarily due to the decrease in revenue combined with increased costs noted in this paragraph when compared to the year ended December 31, 2001.

Goodwill Impairment.    In the quarter ended September 30, 2002, we recorded a goodwill impairment of $1.4 million. This goodwill was originally recorded in connection with our purchase of Verisys. As a result of the decline in the Company’s market capitalization and reduced SCSI sales, the Company performed the required impairment tests of goodwill and indefinite-lived intangible assets as of September 30, 2002, in accordance with SFAS 142, “Goodwill and Other Intangible Asset.” These tests were based upon an independent valuation performed by an outside valuation specialist that utilized a combination of income and market value approaches. It was determined that, as of September 30, 2002, there was full impairment of goodwill within the development products segment of $1.4 million, and partial impairment of acquired developed technology, non-compete agreements and core technology of $147,000, $59,000 and $135,000, respectively. There were no comparable charges in the year ended December 31, 2001. Goodwill impairment represented 9.9% of revenue in the year ended December 31, 2002.

Acquired In-Process Research and Development.    Our acquired in-process research and development expenses resulting from our purchase of Verisys were $410,000 in the year ended December 31, 2002. There were no comparable charges in the year ended December 31, 2001. Acquired in-process research and development expenses represented 2.8% of revenue in the year ended December 31, 2002.

Amortization of Purchased Intangible Assets.    Our amortization of purchased intangible assets resulting from our purchase of Verisys was $266,000, including a partial impairment write-down of $194,000, in the year ended December 31, 2002. There were no comparable charges in the year ended December 31, 2001. Amortization of purchased intangible assets represented 1.8% of revenue in year ended December 31, 2002.

Restructuring Expenses.    Restructuring expenses were $808,000 in the year ended December 31, 2002. There were no comparable charges in the year ended December 31, 2001. Restructuring expenses represented 5.6% of revenue in the year ended December 31, 2002. Restructuring expenses consist of severance payments in connection with our headcount reductions, other expenses relating to office closures, write-down of fixed assets and other charges relating to our restructuring plans implemented in the quarters ended June 30, 2002 and December 31, 2002.

Amortization of Deferred Stock-based Compensation.    Amortization of deferred stock-based compensation was $533,000 in the year ended December 31, 2002, of which $138,000 was included in cost of revenue. Amortization of deferred stock-based compensation was $4.0 million in the year ended December 31, 2001, of which $387,000 was included in cost of revenue.

Other Income.    Other income was $727,000 in the year ended December 31, 2002 compared to $1.9 million in the year ended December 31, 2001, a decrease of 61.1%. The decrease resulted primarily from declining interest income associated with lower interest rates earned on the investment of excess cash balances and the proceeds from our initial public offering in November 2000.

Benefit from Income Taxes.    Benefit from income taxes was $1.7 million in the year ended December 31, 2002 compared to $70,000 in the year ended December 31, 2001, an increase of 2,331%. Our effective tax rate increased from 2.7% in the year ended December 31, 2001 compared to 19.3% in the year ended December 31, 2002 due primarily to increased loss from operations, a decrease in the amortization of deferred stock-based compensation and a full reserve against deferred tax assets. Our effective tax rate after excluding the effect of amortization of stock-based compensation was 20.6% in the year ended December 31, 2002 compared to 5.0% in the year ended December 31, 2001. The effective tax rate for 2001 is significantly less than the statutory Federal and state rates due primarily to the effect of research and development credits on a reduced level of taxable income. As of December 31, 2002, we have provided a full valuation allowance for our net deferred tax assets as we cannot predict that these amounts will be realized through taxable income from future operations, or by carry-back to prior years’ taxable income.

Liquidity and Capital Resources

Generally, we expect our operating cash flow requirements to increase in the future in connection with the expanding scope and level of our activities. Since our inception, we have financed our operations primarily through cash flows from operating activities. In November 2000, we received net proceeds of $38.3 million from the initial public offering of our Common Stock.

In the year ended December 31, 2003, cash provided by operating activities of $2.6 million was primarily the result of a decrease in related assets and liabilities for working capital purposes of $1.1 million, non-cash expenses associated with depreciation of $757,000, amortization of premium on short-term investments of $464,000, amortization of deferred stock-based compensation of $267,000 and amortization of other purchased intangible assets of $139,000 partially offset by our net loss of $138,000. Cash provided by investing activities was $1.6 million, related to the sale of short-term investments of $15.8 million and long-term assets of $91,000, partially offset by the purchase of short-term and long-term investments of $4.4 million and $9.4 million, respectively, and capital expenditures of $545,000. Cash used in financing activities was $860,000, consisting of the repurchases of common stock of $1.3 million, partially offset by proceeds from the exercise of stock options of $316,000 and the sale of stock pursuant to our employee stock purchase plan of $142,000.

In the year ended December 31, 2002, cash used in operating activities of $3.0 million was primarily the result of a net loss of $7.1 million, offset by non-cash expenses associated with goodwill impairment of $1.4 million, depreciation expenses of $581,000, amortization of deferred stock-based compensation of $533,000, acquired in-process research and development of $410,000, an increase in related assets and liabilities for working capital purposes of $346,000, amortization of other acquired developed technology of $319,000, amortization of other purchased intangible assets of $266,000, and write-down of property and equipment in connection with restructuring of $134,000. Cash used in investing activities was $9.55 million, related to the purchase of short-term investments of $28.1 million, acquisition of a subsidiary of $980,000, capital expenditures of $289,000, offset by proceeds from the sale of short-term investments of $19.8 million. Cash provided by financing activities was $481,000, consisting primarily of proceeds from the exercise of stock options of $215,000 and the sale of stock pursuant to our employee stock purchase plan of $210,000.

In the year ended December 31, 2001, cash provided by operating activities of $807,000 was primarily the result of a net loss of $2.6 million, offset by amortization of deferred stock-based compensation of $4.0 million, depreciation expenses of $453,000 and a decrease in related assets and liabilities for working capital purposes of $1.2 million. Cash used in investing activities was $5.6 million, related to capital expenditures of $978,000 and the purchase of short-term investments of $5.6 million, offset by the proceeds from the sale of short-term investments of $1.3 million and an increase in certain other assets of $282,000. Cash provided by financing activities was $318,000, consisting primarily of proceeds from the exercise of stock options of $181,000 and the sale of stock pursuant to our employee stock purchase plan of $137,000.

As of December 31, 2003, we had cash, cash equivalents, short-term and long-term investments of $44.5 million, working capital of $36.1 million and no debt. We have no capital lease obligations, and we had future minimum lease payments under our operating leases of approximately $1.6 million.

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

Contractual Obligations

The following table presents contractual obligations as of December 31, 2003 (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$1,639	$291	$518	$559	$271
Purchase Obligations	69	69	—	—	—

	$1,708	$360	$518	$559	$271

The Company leases its corporate office facilities under non-cancelable operating leases. Purchase obligations are the result of certain non-cancelable purchase commitments for inventory components.

Related Party Transactions

In May 2000, the Company loaned $125,000 to Albert Lee, its Vice President, Operations, pursuant to a promissory note. The principal amount of the loan and all interest that had accrued at a rate of 8% was timely repaid in full by Mr. Lee in May 2003.

Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This Statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. For nonpublic entities, mandatory redeemable financial instruments are subject to the provisions of this Statement for the first period beginning after December 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. We believe that the adoption of SFAS 150 will not have a material impact on our consolidated financial position or results of the operations.

RISK FACTORS

Stated below, elsewhere in this Annual Report, and in other documents we file with the Securities and Exchange Commission (SEC) are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. The occurrence of any of the developments or risks identified below may make the occurrence of one or more of the other risk factors below more likely to occur.

Our future operating results are unpredictable and likely to fluctuate from quarter to quarter. If we fail to meet the expectations of securities analysts or investors, our stock price would likely decline significantly.

Our quarterly and annual operating results have fluctuated in the past and are likely to fluctuate significantly in the future due to a number of factors, some of which are wholly or partially outside our control. Accordingly, we believe that period-to-period comparisons of our results of operations should not be relied upon as indications of future performance. Some of the factors that could cause our operating results to fluctuate include:

•	changes in the volume of our product sales;

•	changes in the average selling prices of our products;

•	the timing, reduction, or deferral of customer orders or purchases;

•	seasonality in some of our target markets;

•	competitive product announcements;

•	the amount and timing of our operating expenses and capital expenditures;

•	the effectiveness of our product cost reduction efforts;

•	variability of our customers’ product lifecycles;

•	shifts in our sales toward lower-margin products; and

•	cancellations, changes or delays of deliveries to us by our manufacturers and suppliers.

If our operating results fall below the expectations of securities analysts or investors, the trading price of our Common Stock would likely decline, possibly significantly.

We depend upon widespread market acceptance of our products, and our results of operations will suffer if the market does not accept our products.

A significant percentage of our revenue derives from USB product sales and we expect that will continue for the foreseeable future. Factors that may affect our USB product sales include the continued growth of markets for the development of USB compliant devices, the performance and pricing of our USB products, and the availability, functionality and price of competing products. Many of these factors are beyond our control.

Our future revenue growth relies on our ability to successfully design, manufacture and sell new products into new and established markets. The competition for product sales in these markets is typically substantial and often firmly established. If we are unable to gain significant market share in these markets, our ability to increase revenue is likely to be adversely effected. If we are unable to grow revenue our operating results will suffer and the trading price of our Common Stock may decline significantly.

If we fail to keep pace with rapid technological change and evolving industry standards, our products could become less competitive or obsolete.

The markets for our products are characterized by rapid technological change, frequent new product introductions, changes in customer requirements and evolving industry standards. We may cease to be competitive if we fail to timely introduce new products or product enhancements that address these factors. To continue to introduce new products and product enhancements on a timely basis, we must:

•	quickly identify emerging technological trends in our target markets, including new communications standards;

•	accurately define and design new products or product enhancements to meet market needs;

•	develop or license the underlying core technologies necessary to create new products and product enhancements; and

•	respond effectively to technological changes and product introductions by our competitors.

If we fail to timely identify, develop, manufacture, market or support new or enhanced products successfully, our competitors could gain market share or our new or enhanced products might not gain market acceptance.

Delays in the development of new or enhanced products could harm our operating results and our competitive position.

The development of new, technologically advanced products is a complex and uncertain process requiring high levels of innovation, highly skilled engineering and development personnel and accurate anticipation of technological and market trends. Consequently, product development delays are typical in our industry. If we fail to timely introduce a product for an emerging standard or customers defer or cancel orders expecting the release of a new or enhanced product, our operating results could suffer. Product development delays may result from numerous factors, including:

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

It is important to our success to establish, maintain and expand our relationships with technology and infrastructure leader companies developing emerging communications standards in our target markets. We believe we must work closely with these companies to gain valuable insights into new market demands, obtain early access to standards as they develop and help us design new or enhanced products. Generally, we do not enter into contracts obligating these companies to work or share their technology. Industry leaders could choose to work with other companies in the future. If we fail to establish, maintain and expand our industry relationships, we could lose first-mover advantage with respect to emerging standards and it would likely be more difficult for us to develop and market products that address these standards.

Increased competition, new product introductions by competitors, and our entry into new and established markets may decrease the average selling prices of our products, revenue and market share.

The markets for advanced verification products for emerging communications standards are highly competitive. We compete with multiple companies in each of our various markets and we expect the number of competitors, some of which may be current customers, and the intensity of competition to increase. Any of these existing or future competitors may have substantially greater financial, technical, marketing and distribution resources and brand name recognition. If companies develop competing products or form alliances with or acquire companies offering competing products, any of which address our target markets more effectively, or at a lower cost, even if those products do not have capabilities comparable to our products, they could be formidable competitors.

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

As of February 1, 2004, our executive officers, directors, Philips Semiconductors and certain entities affiliated with or beneficially controlled by them owned approximately 12,056,599 shares or approximately 62.08% of our outstanding shares of Common Stock. These stockholders, acting together, can control matters requiring stockholder approval, including the election or removal of directors and the approval of mergers or other business combination transactions. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging potential acquirers from attempting to obtain control, which in turn could have an adverse effect on the market price of our Common Stock or prevent our stockholders from realizing a premium over the market price for their shares of Common Stock. Our repurchase of shares of our Common Stock pursuant to our stock repurchase program discussed under the separate caption in “Part I, Item 1, Note 12” elsewhere in this report, may increase their control over us.

Future sales of substantial amounts of our Common Stock by us or by our existing stockholders could cause our stock price to fall.

Additional equity financings or other share issuances by us could adversely affect the market price of our Common Stock. Sales by existing stockholders of a large number of shares of our Common Stock in the public trading market (or in private transactions) including, sales by our executive officers, directors or Philips Semiconductors and the sale of shares issued in connection with strategic alliances, or the perception that such additional sales could occur, could cause the market price of our Common Stock to drop.

Low daily trading volumes for our Common Stock may make it difficult to purchase or sell our Common Stock and can result in significant price volatility.

The market price of our Common Stock has been highly volatile and is likely to continue to be volatile. We receive only limited attention by securities analysts and there frequently occurs an imbalance between supply and demand in the public trading market for our Common Stock due to limited trading volumes. Investors should consider an investment in our Common Stock as risky and should only purchase our Common Stock if they can withstand significant losses. Factors affecting our Common Stock price include:

•	fluctuations in our operating results;

•	announcements of technological innovations or new commercial products by us or our competitors;

•	published reports by securities analysts; and

•	general market conditions.

The transition under our new President may cause substantial organizational disruptions and inefficiencies.

On November 17, 2003, we announced that our Chief Financial Officer, Carmine Napolitano, was promoted to President and assumed day-to-day management of the Company from one of our co-founders, Dan Wilnai, while concurrently maintaining his position as Chief Financial Officer. Mr. Wilnai continues to act as our Chief Executive Officer and Chairman of the Board. We believe the promotion of Mr. Napolitano along with the continued involvement of Mr. Wilnai has reduced the risk of significant operational disruptions should Mr. Wilnai decide to retire. However, the transition of authority to Mr. Napolitano is currently ongoing and there remains the possibility of significant operational disruptions and inefficiencies in the future as a result of this transition.

Increased costs associated with corporate governance compliance may significantly impact our results of operations.

The Sarbanes-Oxley Act of 2002 that became law in July 2002 requires changes in some of our corporate governance and securities disclosure or compliance practices. That Act also requires the SEC to promulgate new rules on a variety of subjects, in addition to rule proposals already made, and Nasdaq has revised and continues to revise its requirements for companies that are Nasdaq-listed. We expect these developments to increase our legal compliance and financial reporting costs. We also expect these developments to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These developments could make it more difficult for us to attract and retain qualified members of our board of directors, or qualified executive officers. We are presently evaluating and monitoring regulatory developments and cannot estimate the timing or magnitude of additional costs we may incur as a result. To the extent these costs are significant, our general and administrative expenses are likely to increase as a percentage of revenue and our results of operations will be negatively impacted.

The loss of key management personnel, on whose knowledge, leadership and technical expertise we rely, would cause significant disruptions in our operations and harm our ability to execute our business plan.

Our success depends heavily upon the continued contributions of our key management personnel, whose knowledge, leadership and technical expertise may be time-consuming and difficult to replace. Moreover, all of our personnel, including our executive staff, are employed on an “at will” basis. We maintain no key person insurance on any of our personnel. If we were to terminate or lose the services of any of our key personnel and were unable to hire qualified replacements, our ability to execute our business plan would be harmed. Even if we were able to hire qualified replacements, we would expect to experience operational disruptions and inefficiencies. In addition, employees who leave our company may subsequently compete against us.

Variations in our revenue may cause fluctuations in our operating results.

We may experience delays generating or recognizing revenue for a number of reasons. Historically, we carry little backlog and our revenue in any quarter has depended upon orders booked and shipped in that quarter. Furthermore, customers may delay scheduled delivery dates and cancel orders without significant penalty. In addition, even if we ship orders, generally accepted accounting principles may require us to defer recognition of revenue until a later date. Because we budget our operating expenses on anticipated revenue trends and a high percentage of our expenses are fixed in the short term, any delay in generating forecasted revenue could have a significant negative impact on our operating results.

If our distributors and manufacturer’s representatives do not actively sell our products, our product sales may decline.

Historically, we have relied on manufacturer’s representatives to sell our products domestically and have relied on our distributors to sell our products internationally. A substantial portion of our products are sold through our distributors and manufacturer’s representatives. Our distributors and manufacturer’s representatives generally offer products from multiple manufacturers. Accordingly, there is a risk that our distributors and manufacturer’s representatives may give higher priority to selling products from other suppliers and reduce their efforts to sell our products. Our distributors and manufacturer’s representatives may not market our products effectively or continue to devote the resources necessary to effectively sell, market and provide technical support for our products. Our distributors may on occasion build inventories in anticipation of substantial growth in sales and, if growth does not occur as rapidly as anticipated, they may subsequently decrease their product orders. A slowdown in orders from our distributors or manufacturer’s representatives could reduce our revenue in any given quarter and cause fluctuations in our operating results.

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

We currently rely on four contract manufacturers for all of our manufacturing requirements except for final assembly, testing and quality assurance on our lower volume, higher margin products. We do not have long-term contracts with any of these manufacturers. All purchase commitments and obligations between us and our contract manufacturers are on a purchase order basis. As a result, our manufacturers could refuse to continue to manufacture all or some of our products or attempt to change the terms under which they manufacture our products. Previously, we experienced delays in product shipments from some of our manufacturers, which forced us to delay product shipments. We may experience similar future delays or other problems, such as inferior quality and insufficient quantity of products, any of which could significantly harm our business. We intend to introduce new products and product enhancements regularly, which will require that we rapidly achieve volume production by coordinating our efforts with those of our suppliers and contract manufacturers. The inability of our manufacturers to provide adequate supplies of high quality products or the loss of any manufacturer would cause a delay in our ability to timely fulfill orders.

Any acquisitions that we undertake could be difficult to integrate, disrupt our business, dilute stockholder value and harm our operating results.

We expect to continue to review opportunities to acquire other businesses or technologies that complement our current products, expand our markets, enhance our technical capabilities or that might otherwise offer growth opportunities. If we make any acquisitions, we could issue stock that would dilute the percentage ownership of our existing stockholders, incur substantial debt or assume contingent liabilities. For example, we issued 360,000 shares of our Common Stock in connection with our acquisition of Verisys in June 2002. In addition, in the quarter ended September 30, 2002, we recorded a goodwill impairment of $1.4 million, and a partial impairment write-down of $194,000 of purchased intangible assets, arising from our purchase of Verisys. Moreover, the Verisys acquisition and other potential acquisitions involve numerous risks, including:

•	assimilating the purchased operations, technologies or products

•	costs or accounting charges associated with the acquisition;

•	diversion of management’s attention from our existing business;

•	adverse effects on existing business relationships with suppliers and customers;

•	entering markets in which we have little or no prior experience; and

•	potential loss of key employees of purchased businesses.

If we fail to accurately forecast our supply needs, our costs may increase or we may be unable to timely ship products.

We purchase components used in the manufacture of our products from several key sources. We depend on these sources to timely deliver components based on twelve-month rolling forecasts that we provide. Lead times for materials and components vary significantly and depend on factors such as specific supplier requirements, contract terms and current market demand. If we overestimate our component requirements, we may develop excess inventory, which would increase costs. If we underestimate our component requirements, we may not be able to timely fulfill orders.

We depend on sole source suppliers for several key product components and we may lose sales if they fail to timely meet our needs.

We obtain some parts, components and packaging used in our products from sole sources of supply. If these suppliers are unable to meet our demand for components at reasonable costs or if we are unable to obtain an alternative source at an equivalent price, our ability to timely and cost-effectively ship our products would be harmed. In addition, because we rely on purchase orders rather than long-term contracts with our sole source suppliers, we cannot predict with certainty our ability to obtain components in the long term. In addition, qualifying additional suppliers could be time-consuming, expensive, and may increase the likelihood of errors or defects. If we are unable to obtain components or receive a smaller allocation of components than necessary to meet demand, customers could choose to purchase competing products.

If we are unable to expand our direct sales operations and indirect sales channels or successfully manage our expanded sales organization, our operations may be harmed.

We intend to continue development and expansion of our direct sales organization and our indirect distribution channels domestically and internationally. Managing our sales organization and distribution channels has become more complex as we have expanded both our product lines and our geographic presence. As a result, it has also become increasingly critical that we optimize our sales operations around complementary products and users. We may not be able to expand our direct sales organization or distribution channels successfully or manage them optimally, and the cost of any expansion may exceed the revenue generated.

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

Because we sell our products worldwide, our business is subject to risks associated with doing business internationally. We recognized 52.0% of our revenue from sales to international customers in the year ended December 31, 2003. We anticipate that revenue from international operations will continue to represent a substantial portion of our revenue. In addition, several of our manufacturers’ facilities and suppliers are located outside the United States of America. Accordingly, our future results could be harmed by a variety of factors, including:

•	changes in a specific country’s or region’s political or economic conditions, particularly in emerging markets;

•	trade protection measures and import or export licensing requirements;

•	potentially negative consequences from changes in tax laws;

•	difficulty in staffing and managing widespread operations;

•	ongoing health epidemics (e.g. Severe Acute Respiratory Syndrome (SARS));

•	changes in foreign currency exchange rates;

•	differing labor regulations;

•	war, actual or threatened acts of terrorism, other international conflicts and the resulting military, economic and political responses (including, without limitation, war between sovereign nations) as well as heightened security measures which may cause significant disruption to commerce worldwide;

•	differing protection of intellectual property; and

•	unexpected changes in regulatory requirements.

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

Our ability to offer products and implement our business plan successfully in a rapidly evolving market requires effective planning and management. Failure by our management or personnel to properly allocate resources to meet our current and existing needs as well as unforeseen complications and inefficiencies in planning our operations can adversely impact the morale of our personnel and lead to further complications and operational inefficiencies. If this were to occur, our profitability or financial position could be negatively impacted and our operating results could suffer.

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

Our industry is characterized by uncertain and conflicting intellectual property claims and frequent litigation, especially regarding patent rights. We cannot be certain that our products do not or will not infringe issued patents or the intellectual property rights of others. In fact, we expect that we will be subject to infringement claims as the number of products and competitors in our markets grows and the functionality of products further overlaps. Historically, patent applications in the United States of America have not been publicly disclosed until the patent is issued, and we may not be aware of filed patent applications that relate to our products or technology. If patents are later issued in connection with these applications, we may be liable for infringement. Periodically, other parties, including some of our competitors, may assert patent, copyright and other rights to technologies in various jurisdictions that are important to our business. Any claims asserting that our products infringe or may infringe the rights of third parties, including claims arising through our contractual indemnification of our customers, regardless of their merit or resolution, would likely be costly and time-consuming, divert the efforts of our technical and management personnel, cause product shipment delays or require us to enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on terms acceptable to us, or at all.

At present, we do not believe that our products infringe any other party’s intellectual property rights in any way that would have a material adverse effect on our operations. However, if any material claims do arise and if these claims cannot be resolved through a license or similar arrangement, we could become a party to litigation. The results of any litigation are inherently uncertain. In the event of an adverse result in any litigation with third parties that could arise in the future, we could be required to pay substantial damages, including treble damages if we are held to have willfully infringed, to cease the manufacture, use and sale of infringing products, to expend significant resources to develop non-infringing technology, or to obtain licenses to the infringing technology. In addition, lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and would divert management time and attention from our business.

Any failure to protect our intellectual property adequately may significantly harm our business.

We protect our proprietary processes, software, know-how and other intellectual property and related rights through copyrights, patents, trademarks and the maintenance of trade secrets, including entering into confidentiality agreements. Our success and ability to compete depend in part on our proprietary technology. However, we cannot provide any assurance that other companies will not develop technologies that are similar to our technology. We currently do not have any registered patents. Although we have six patent applications pending, patents may not issue as a result of these or other patent applications. Any patents that ultimately issue may be successfully challenged or invalidated, or may not provide us with a significant competitive advantage. Despite our efforts to protect our intellectual property rights, existing laws in the United States of America and in differing international jurisdictions and our contractual arrangements provide only limited protection. Unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Third parties may breach confidentiality agreements or other protective contracts with us and we may not be able to enforce our rights in the event of these breaches.

Monitoring unauthorized use of our products is difficult and may be expensive, and we cannot be certain that the steps we have taken will prevent unauthorized use of our intellectual property, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States of America. We may be required to spend significant resources to protect our intellectual property rights, including pursuing remedies in court. We may become involved in legal proceedings against other parties, which may also cause other parties to assert claims against us. In the future we may not be able to detect infringements and may lose competitive position in our markets before we do so. In addition, competitors may design around our technologies or develop competing technologies. The laws of other countries in which we market our products might offer little or no effective protection of our proprietary technology. Reverse engineering, unauthorized copying or other misappropriation of our proprietary technology could enable third parties to benefit from our technology without payment, which could significantly harm our business. Our failure to enforce and protect our intellectual property rights or any adverse change in the laws protecting intellectual property rights could harm our business. Furthermore, we may become involved in legal proceedings against other parties, which may also cause other parties to assert claims against us.

Changes in current laws or regulations or the enactment of new laws or regulations could impede the sale of our products.

We and many of our customers and their products are subject to regulations and standards set by the Federal Communications Commission, or FCC. Internationally, many of our customers and their products may also be required to comply with regulations established by authorities in various countries. We are required to determine to what extent our products may be subject to FCC standards and regulations and to what extent we are required to obtain authorizations from the FCC directly or from a third-party authorized by the FCC to issue such authorizations. We are also required to maintain in good standing any equipment authorization we receive from the FCC or an FCC-approved party. In addition, the regulations in force both in the United States of America and in foreign jurisdictions may change. Failure to comply with regulations established by regulatory authorities or to obtain timely domestic or foreign regulatory approvals or certificates could significantly harm our business.

Item 7A.     Quantitative and Qualitative Disclosure About Market Risk

The primary objectives of our investment activities are to preserve principal and maximize the after-tax income we receive from our investments without significantly increasing risk. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with an interest rate fixed at the then-prevailing rate and interest rates later rise, the principal amount of our investment will probably decline. We have the ability to hold our fixed income investments until maturity, and therefore, we would not expect to recognize any adverse impact in income or cash flows in the event of rising interest rates previously mentioned. Since December 31, 2003, cash equivalents, short-term and long-term investments consist principally of investments in commercial paper, investment quality corporate and municipal bonds, money market funds, collateralized mortgage obligations, and U.S. government agency securities, we believe there is no material market risk exposure.

Item 8.     Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of

Computer Access Technology Corporation

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Computer Access Technology Corporation and its subsidiaries at December 31, 2003 and December 31, 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Jose, California

January 27, 2004

COMPUTER ACCESS TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$34,116	$30,846
Short-term investments	1,055	12,905
Trade accounts receivable, net of allowance for doubtful accounts of $148 and $157 at December 31, 2003 and 2002, respectively	3,180	1,724
Inventories	907	1,032
Other current assets	675	2,632

Total current assets	39,933	49,139
Long-term investments	9,367	—
Property and equipment, net	768	999
Purchased intangible assets	167	305
Other assets	114	87

	$50,349	$50,530

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$393	$1,326
Accrued expenses	2,921	1,247
Accrued restructuring	29	270
Deferred revenue	535	485

Total current liabilities	3,878	3,328
Commitments (Note 9)
Stockholders’ equity:
Common Stock, $0.001 per share par value, 100,000,000 shares authorized, 19,409,529 shares and 19,425,625 shares issued and outstanding at December 31, 2003 and 2002, respectively	19	19
Additional paid-in capital	52,595	53,210
Deferred stock-based compensation	(32)	(324)
Accumulated deficit	(6,111)	(5,703)

Total stockholders’ equity	46,471	47,202

	$50,349	$50,530

The accompanying notes are an integral part of these consolidated financial statements.

COMPUTER ACCESS TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended December 31,
	2003	2002	2001
Revenue	$15,250	$14,446	$16,770
Cost of revenue (inclusive of amortization of deferred stock-based compensation of $36, $138 and $387 in 2003, 2002, and 2001, respectively)	3,038	2,995	4,259
Amortization of acquired developed technology	35	319	—

Gross profit	12,177	11,132	12,511

Operating expenses:
Research and development (exclusive of amortization of deferred stock-based compensation of $127, $100, and $2,274 in 2003, 2002, and 2001, respectively)	5,206	7,382	7,278
Sales and marketing (exclusive of amortization of deferred stock-based compensation (recovery) of $80, $(119), and $286 in 2003, 2002, and 2001, respectively)	5,064	4,813	3,162
General and administrative (exclusive of non-cash stock-based compensation of $24, $414, and $1,083 in 2003, 2002, and 2001, respectively)	2,351	5,159	2,933
Goodwill impairment	—	1,427	—
Acquired in-process research and development	—	410	—
Amortization of purchased intangible assets	104	266	—
Restructuring expenses	—	808	—
Amortization of deferred stock-based compensation	231	395	3,643

Total operating expenses	12,956	20,660	17,016

Loss from operations	(779)	(9,528)	(4,505)
Other income, net	641	727	1,868

Loss before benefit from income taxes	(138)	(8,801)	(2,637)
Benefit from income taxes	—	(1,702)	(70)

Net loss	$(138)	$(7,099)	$(2,567)

Net loss per share:
Basic and diluted	$(0.01)	$(0.37)	$(0.14)

Weighted average shares outstanding
Basic and diluted	19,323	19,205	19,323

The accompanying notes are an integral part of these consolidated financial statements.

COMPUTER ACCESS TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Deferred Stock-Based Compensation	Retained Earnings (Accumulated Deficit)	Total
	Shares	Amount
Balance as of December 31, 2000	18,498,929	$18	$54,029	$(7,853)	$3,963	$50,157
Exercise of common stock options	299,418	1	180	—	—	181
Issuance of common stock through employee stock purchase plan	29,379	—	137	—	—	137
Issuance of common stock options in exchange for services	—	—	17	—	—	17
Tax benefit from exercise of stock options and stock purchase plan	—	—	61	—	—	61
Deferred stock-based compensation	—	—	(1,331)	703	—	(628)
Amortization of deferred stock-based compensation	—	—	—	4,658	—	4,658
Net loss	—	—	—	—	(2,567)	(2,567)

Balance as of December 31, 2001	18,827,726	19	53,093	(2,492)	1,396	52,016
Exercise of common stock options	173,873	—	216	—	—	216
Issuance of common stock through employee stock purchase plan	64,026	—	210	—	—	210
Issuance of common stock in acquisition	360,000	—	1,270	—	—	1,270
Tax benefit from exercise of stock options and stock purchase plan	—	—	56	—	—	56
Deferred stock-based compensation	—	—	(1,635)	1,002	—	(633)
Amortization of deferred stock-based compensation	—	—	—	1,166	—	1,166
Net loss	—	—	—	—	(7,099)	(7,099)

Balance as of December 31, 2002	19,425,625	19	53,210	(324)	(5,703)	47,202
Exercise of common stock options	301,577	—	316	—	—	316
Issuance of common stock through employee stock purchase plan	67,421	—	142	—	—	142
Stock repurchase	(385,094)	—	(1,048)	—	(270)	(1,318)
Deferred stock-based compensation	—	—	(25)	18	—	(7)
Amortization of deferred stock-based compensation	—	—	—	274	—	274
Net loss	—	—	—	—	(138)	(138)

Balance as of December 31, 2003	19,409,529	$19	$52,595	$(32)	$(6,111)	$46,471

The accompanying notes are an integral part of these consolidated financial statements.

COMPUTER ACCESS TECHNOLOGY CORPORATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net loss	$(138)	$(7,099)	$(2,567)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	757	581	453
Provision for doubtful accounts	(9)	60	11
Write-down of property and equipment in connection with restructuring	—	134	—
Write-down of property and equipment	19	—	—
Amortization of acquired developed technology	35	319	—
Goodwill impairment	—	1,427	—
Acquired in-process research and development	—	410	—
Amortization of purchased intangible assets	104	266	—
Amortization of deferred stock-based compensation	267	533	4,030
Issuance of common stock in exchange for services	—	—	17
Amortization of premium on investments	464	—	—
Tax benefit from exercise of stock options and stock purchase plan	—	56	61
Changes in assets and liabilities (net effect of business combination):
Trade Accounts receivable	(1,447)	488	1,080
Inventories	125	(29)	(6)
Deferred tax assets	—	630	(122)
Other assets, current and non-current	1,839	(1,165)	(287)
Accounts payable	(933)	585	59
Accrued expenses	1,671	(694)	(2,133)
Accrued restructuring	(241)	270	—
Deferred revenue	50	265	220
Deferred rent	2	(4)	(9)

Net cash provided by (used in) operating activities	2,565	(2,967)	807
Cash flows from investing activities:
Acquisition of property and equipment	(545)	(289)	(978)
Purchase of short-term investments	(4,392)	(28,100)	(5,620)
Sale of short-term investments	15,792	19,815	1,285
Purchase of long-term investments	(9,381)	—	—
Acquisition of subsidiary, net of cash assumed	—	(980)	—
Other assets	91	—	(282)

Net cash provided by (used in) investing activities	1,565	(9,554)	(5,595)
Cash flows from financing activities:
Proceeds from exercise of stock options	316	216	181
Proceeds from employee stock purchase plan	142	210	137
Repurchases of common stock	(1,318)	—	—

Net cash provided by (used in) financing activities	(860)	426	318

Net increase (decrease) in cash and cash equivalents	3,270	(12,095)	(4,470)
Cash and cash equivalents at beginning of year	30,846	42,941	47,411

Cash and cash equivalents at end of year	$34,116	$30,846	$42,941

Supplemental information:
Cash paid for (refunded from) income taxes	$(2,868)	$(1,013)	$2,759

The accompanying notes are an integral part of these consolidated financial statements.

COMPUTER ACCESS TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1–THE COMPANY:

Computer Access Technology Corporation (the “Company”) was incorporated in California in February 1992 and reincorporated in Delaware in October 2000. The Company designs, manufactures and markets advanced verification systems for existing and emerging digital communications standards such as Bluetooth, Ethernet, Fibre Channel, IEEE 1394, InfiniBand, PCI Express, SCSI, Serial ATA, Serial Attached SCSI and USB for semiconductor, device, system and software companies in North America, Europe and Asia.

NOTE 2–SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions have been eliminated in consolidation.

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

Cash, cash equivalents and short-term investments

The Company classifies all highly liquid investments purchased with an original maturity of 90 days or less to be cash equivalents. Those with an original maturity greater than 90 days and current maturity of less than one year are classified as short-term investments and those with an original maturity of greater than one year are classified as long-term investments. The Company’s cash equivalents, short-term and long-term investments are placed in portfolios managed by three professional money management firms. Cash equivalents, short-term and long-term investments consist principally of investments in commercial paper, investment quality corporate and municipal bonds, money market funds, collateralized mortgage obligations, and U.S. government agency securities. The Company accounts for short-term investments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Debt and equity securities are classified as available-for-sale securities and are reported at fair market value with any unrealized holding gains and losses reported as a separate component of stockholders’ equity. As of December 31, 2003, there was no significant difference between the cost of investments and their respective fair market values.

Revenue recognition

Due to the significant software content of its products, the Company recognizes revenue in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition.” Under SOP 97-2, the Company recognizes revenue to distributors, resellers and end-users upon shipment provided that there is persuasive evidence of an arrangement, the product has been delivered, the fee is fixed or determinable, and collection of the resulting receivable is reasonably assured. The Company does not provide distributors, resellers or end-user customers price protection, and only limited rights of return or exchange. Generally, the Company’s distributors do not maintain inventory; however, to the extent they do, the Company has the right, but not the obligation, under the terms of its distributor agreements to repurchase inventory at the sales price upon termination of the

COMPUTER ACCESS TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

relationship. When the Company has shipped a product but certain elements essential to its functionality of the product have not been delivered, revenue and the associated cost of revenue are deferred until the remaining elements have been delivered. Software maintenance support revenue is deferred and recognized ratably over the maintenance support periods. Provisions for warranty costs are recorded at the time products are shipped.

Fair value of financial instruments

The reported amounts of certain of the Company’s financial instruments, including cash and cash equivalents, short-term and long-term investments, receivables, accounts payable and accrued expenses, approximate their fair value due to their short maturities.

Inventories

Inventories are stated at the lower of cost, determined using the first-in, first-out method, or market value.

Property and equipment

Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which is generally three years for computers and software, and five years for all other assets.

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

Income taxes

The Company accounts for income taxes under the liability method, which requires, among other things, that deferred tax assets and liabilities be provided for temporary differences between the tax bases of the Company’s assets and liabilities and their financial statement reported amounts. In addition, deferred tax assets are recorded for the future benefit of utilizing net operating losses and research and development credit carry-forwards. A valuation allowance is provided against deferred tax assets unless it is more likely than not that they will be realized.

Advertising and promotional costs

Advertising and promotional costs are charged to operations as incurred. Advertising and promotional costs for the years ended December 31, 2003, 2002 and 2001 were $287,000, $398,000 and $256,000, respectively.

COMPUTER ACCESS TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, short-term and long-term investments and accounts receivable.

The Company limits its exposure to loss by placing its cash and cash equivalents, short-term and long-term investments primarily with financial institutions in the United States of America. The Company has not experienced any losses on its deposits of cash and cash equivalents. The Company performs ongoing credit evaluations of its customers’ financial condition and historically has not experienced significant bad debts related to accounts receivable.

Revenue and accounts receivable of the customers comprising more than 10% of revenue or trade accounts receivable are summarized as follows:

	Year Ended December 31,
	2003	2002	2001
Revenue:
Company A	16%	18%	27%
Company B	17%	10%	*	%

Accounts receivable:
Company A	15%	21%	32%
Company B	13%	11%	*	%
Company C	10%	* %	*	%

*	less than 10% of revenue or trade accounts receivable for the period.

Sales to Companies A and B are to Asia, and sales to Company C are within North America. Companies A and B have purchased development and production products and Company C has purchased development products.

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

Net loss per share

Basic net loss per share is calculated by dividing net loss for the period by the weighted average number of shares of Common Stock outstanding during the period. The calculation of diluted net loss per share excludes

COMPUTER ACCESS TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

potential Common Stock if their effect is anti-dilutive. Potential Common Stock consists of incremental common shares issuable upon the exercise of stock options.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands except per share data):

	Year Ended December 31,
	2003	2002	2001
Numerator:
Net loss	$(138)	$(7,099)	$(2,567)

Denominator:
Weighted average shares outstanding	19,323	19,205	18,733

Denominator for basic calculation	19,323	19,205	18,733
Dilutive effect of stock options	—	—	—

Denominator for diluted calculation	19,323	19,205	18,733

Net loss per share:
Basic and diluted	$(0.01)	$(0.37)	$(0.14)

Total common stock equivalents, related to options outstanding, excluded from the computation of earnings per share as their effect is anti-dilutive	2,510	3,730	1,258

Stock-based compensation

The Company measures stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” as amended by Financial Accounting Standards Board (“FASB”) interpretation (“FIN”) No. 44, Accounting for Certain Transactions Involving Stock-Based Compensation, an interpretation of ABP Opinion No. 25, and recognizes the related expense in accordance with (“FIN”) No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. The Company has adopted the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation and requires prominent disclosure in both the annual and interim financial statements of the method of accounting used and the financial impact of stock-based compensation. As permitted by SFAS No. 123, the Company accounts for stock options granted as prescribed under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” which recognizes compensation cost based upon the intrinsic value of the award.

COMPUTER ACCESS TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The pro forma disclosures of the difference between the compensation expense included in net income (loss) and the related cost measured by the fair value method are presented below.

Fair value disclosures

The weighted-average fair values of options granted during the years ended December 31, 2003, 2002 and 2001, were $2.22, $3.44 and $5.01, respectively. In determining the fair value of options granted in each of the periods, the Company used the Black Scholes option pricing model and assumed the following:

	Year Ended December 31,
	2003	2002	2001
Expected life (in years)	5	5	5
Risk-free interest rate	2.29%-3.23%	2.62%-6.88%	3.24%-5.04%
Volatility	48-77%	100%	100%
Dividend yield	0%	0%	0%

Had compensation costs been determined based upon the fair value on the grant date for awards under the Company’s 2000 Stock Incentive Plan (the “Plan”), consistent with the methodology prescribed under SFAS No. 148, the Company’s pro forma net loss and pro forma basic and diluted net loss per share under SFAS No. 148 would have been (in thousands, except per share data):

	Year Ended December 31,
	2003	2002	2001
Net Loss, as reported	$(138)	$(7,099)	$(2,567)
Add: Amortization of deferred stock-based compensation included in as reported net loss	267	533	4,030
Deduct: Stock-based employee compensation expense determined under fair value based method for all grants	(2,242)	(3,242)	(7,701)

Pro forma	$(2,113)	$(9,808)	$(6,238)

Net loss per share, as reported
Basic and diluted	$(0.01)	$(0.37)	$(0.14)
Net loss per share, pro forma
Basic and diluted	$(0.11)	$(0.51)	$(0.33)

Recent accounting pronouncements

In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This Statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. For nonpublic entities, mandatory redeemable financial instruments are subject to the provisions of this Statement for the first period beginning after December 15, 2003. It is to be implemented by reporting the cumulative effect of a change

COMPUTER ACCESS TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. The Company believes that the adoption of SFAS 150 will not have a material impact on its consolidated financial position or results of operations.

Segment information

The Company identifies its operating segments based on business activities and geographical location. Prior to the quarter ended March 31, 2003, the Company had three reportable segments: development products, production products and connectivity products. For all periods presented, the Company has included historical connectivity product revenue under production product revenue. See Note 10 for disclosure of segment information.

NOTE 3–BALANCE SHEET COMPONENTS:

Inventories consist of the following (in thousands):

	December 31,
	2003	2002
Raw materials	$334	$369
Work in progress	250	259
Finished goods	323	404

	$907	$1,032

Property and equipment consists of the following (in thousands):

	December 31,
	2003	2002
Computers and equipment	$2,510	$1,991
Furniture and fixtures	170	302
Leasehold improvements	98	76

	2,778	2,369
Less: Accumulated depreciation	(2,010)	(1,370)

	$768	$999

Accrued expenses consist of the following (in thousands):

	December 31,
	2003	2002
Employee compensation and benefits	$567	$463
Accrued warranty	126	187
Accrued taxes	1,365	—
Employee stock purchase plan withholding	105	64
Other accrued expenses	756	533

	$2,919	$1,247

COMPUTER ACCESS TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4–STOCK OPTION PLAN:

In August 2000, the Company adopted the Plan, which serves as a successor equity incentive program to the Company’s 1994 Stock Option Plan, 2000 Stock Option/Stock Issuance Plan and Special 2000 Stock Option Plan. The Company adopted the 1994 Stock Option Plan in 1994 and the 2000 Stock Option/Stock Incentive Plan and Special 2000 Stock Option Plan in 2000, under which shares of the Company’s Common Stock were reserved for issuance to employees and consultants. As of December 31, 2003, the Company has reserved and registered under Form S-8 a total of 7,805,566 shares of Common Stock for issuance under the Plan and all prior plans. Under the terms of the Plan, the number of shares of Common Stock available for grant automatically increases annually on the first trading day of each calendar year during the term of the Plan by an amount equal to 4% of the total number of shares of Common Stock outstanding on the last trading day of December in the immediately preceding calendar year, not to exceed 2,500,000 shares per year. The Company has chosen not to reserve or register under Form S-8 the annual increases for the calendar years ending December 31, 2002 and December 31, 2003 in the amounts of 777,025 and 776,381, respectively, unless and until such time as such shares are needed. Options issued under the Plan generally vest over four years and have a life of ten years

A summary of the activity under the Plan, is set forth below (in thousands, except per share data):

	Options Available for Grant	Options Outstanding	Weighted- Average Exercise Price
Balance, December 31, 2000	2,032	2,154	$2.05
Options authorized	740	—	—
Options granted	(1,915)	1,915	$5.51
Options exercised	—	(299)	$7.51
Options cancelled	447	(447)	$5.04

Balance, December 31, 2001	1,304	3,323	$3.78
Options authorized	2,253	—	—
Options granted	(3,154)	3,154	$3.79
Options exercised	—	(174)	$1.24
Options cancelled	2,701	(2,701)	$4.65

Balance, December 31, 2002	3,104	3,602	$3.26
Options authorized	—	—	—
Options granted	(704)	704	$3.76
Options exercised	—	(302)	$1.05
Options cancelled	602	(602)	$4.05

Balance, December 31, 2003	3,002	3,402	$3.41

COMPUTER ACCESS TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant option groups outstanding as of December 31, 2003, and related weighted-average exercise price and contractual life information are as follows:

Exercise Price	Options Outstanding		Options Exercisable
	Number of Shares	Weighted-Average Remaining Contractual Life (Years)	Number of Shares	Weighted-Average Exercise Price
	(in thousands)		(in thousands)
$0.35-$ 1.98	427	5.41	398	$ 0.61
$2.00-$ 6.40	2,741	7.71	1,306	3.08
$9.31-$12.69	234	6.99	185	10.11

	3,402	7.37	1,889	$ 3.25

Stock-based compensation

In connection with certain stock option grants in 2000, 1999 and 1998, the Company recorded deferred stock-based compensation totaling $14,393,000 which represents the difference between the exercise price and the deemed fair value on the date of grant, which is recognized over the vesting period of the related options. Amortization of deferred stock-based compensation was $267,000, $533,000 and $4.0 million in the years ended December 31, 2003, 2002 and 2001, respectively, of which $36,000, $138,000 and $387,000 was included in cost of revenue in the years ended December 31, 2003, 2002 and 2001, respectively. Amortization of deferred stock-based compensation on grants prior to December 31, 2000 is estimated to be approximately $32,000 for the year ending December 31, 2004 and may change due to the granting of additional options or the cancellation of existing grants in future periods.

NOTE 5-EMPLOYEE BENEFIT PLANS:

Employee Stock Purchase Plan

In August 2000, the Company adopted the 2000 Employee Stock Purchase Plan (the “Purchase Plan”). The Purchase Plan permits eligible employees to purchase Common Stock through payroll deductions up to 15% of an employee’s total compensation. The price of the Common Stock will generally be equal to 85% of the lower of the fair market value at the beginning of the offering period or the end of the relevant purchase period. The maximum number of shares a participant may purchase on any single purchase date is 6,250 shares, and not more than 125,000 shares may be purchased in total by all participants on any purchase date. As of December 31, 2003, a total of 685,766 shares of Common Stock have been reserved and registered under Form S-8 for issuance under the Purchase Plan. Under the terms of the Purchase Plan, the number of shares of Common Stock available for issuance automatically increases annually on the first trading day of each calendar year during the term of the Purchase Plan by an amount equal to 1% of the total number of shares of Common Stock outstanding on the last trading day of December in the immediately preceding calendar year, not to exceed 625,000 shares per year. The Company has chosen not to reserve or register under Form S-8 the annual increases for the calendar years ended December 31, 2002 and December 31, 2003 in the amounts of 194,256 and 194,095, respectively, unless and until such time as such shares are needed. A total of 67,421, 64,026 and 29,379 shares were issued under the Purchase Plan in the years ended December 31, 2003, 2002 and 2001, respectively.

401(k) Profit Sharing Plan

In January 1996, the Company adopted the Computer Access Technology Corporation 401(k) Profit Sharing Plan (the “401(k) Plan”) covering full-time employees located in the United States of America. The 401(k) Plan

COMPUTER ACCESS TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

is intended to qualify under Section 401(a) of the Internal Revenue Code, so that contributions to the 401(k) Plan by employees or by the Company, and the investment earnings thereon, are not taxable to employees until withdrawn from the 401(k) Plan and so that the Company can deduct contributions, if any, when made. Pursuant to the 401(k) Plan, employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit, generally $12,000 in 2003, and to have the amount of such reduction contributed to the 401(k) Plan. The 401(k) Plan permits, but does not require, that the Company provide additional matching contributions to the 401(k) Plan on behalf of all participants. In the years ended December 31, 2003, 2002 and 2001, the Company made contributions of $0, $172,000 and $184,000, respectively.

NOTE 6 –RESTRUCTURING

During the quarters ended June 30, 2002 and December 31, 2002, the Company implemented two separate restructuring plans designed to consolidate operations and reduce costs. The Company had restructuring expenses of $808,000 for the year ended December 31, 2002. The restructuring plans included the closure of our facilities in San Diego, California and Netanya, Israel and a reduction in staff by a total of 34 positions, primarily in research and development. Obligations related to subleasing may continue until 2004 as estimated and accrued for as of December 31, 2003.

The following table summarizes the components of the accrued restructuring (in thousands):

	Employee Severance	Office Closure	Office Closure	Other Costs	Total
Restructuring expenses, year ended December 31, 2002	$446	$167	$134	$61	$808
Asset disposals made during the year ended December 31, 2002	—	—	134	—	134
Cash payments made during the year ended December 31, 2002	249	99	—	56	404

Accrued restructuring balance, December 31, 2002	197	68	—	5	270
Cash payments made during the year ended December 31, 2003	197	39	—	5	241

Accrued restructuring balance, December 31, 2003	$—	$29	$—	$—	$29

NOTE 7–INCOME TAXES:

The benefit from income taxes included the following (in thousands):

	Year Ended December 31,
	2003	2002	2001
Current:
Federal	$—	$(1,980)	$51
State	—	2	1

	—	(1,978)	52

Deferred:
Federal	—	154	11
State	—	122	(133)

	—	276	(122)

	$—	$(1,702)	$(70)

COMPUTER ACCESS TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The reconciliation between the effective tax rates and statutory federal income tax rate is shown in the following table:

	Year Ended December 31,
	2003	2002	2001
Statutory federal income tax rate	34.0%	34.0%	34.0%
State taxes, net of federal income tax benefit	5.8	5.5	5.0
Amortization of deferred stock-based compensation	49.4	(2.1)	(52.0)
Research and development credit	138.5	4.0	9.7
Deferred tax asset valuation allowance	(238.6)	(16.8)	—
Other	10.9	(5.3)	6.0

Effective tax rate	0.0%	19.3%	2.7%

The significant components of deferred tax assets and liabilities consist of the following (in thousands):

	December 31,
	2003	2002
Deferred tax assets:
Accrued expenses	$1,461	$1,197
Allowance for doubtful accounts	59	63
Depreciation and amortization	193	213
Valuation allowance	(1,713)	(1,473)

	$—	$—

The Company has provided a full valuation allowance for its net deferred tax assets as it cannot predict that these amounts will be realized through taxable income from future operations, or by carry-back to prior years’ taxable income.

At December 31, 2003, the Company had federal and state net operating loss carry-forwards of approximately $580,000 and $3.6 million, respectively, available to reduce future federal and state taxable income. The Company’s federal net operating loss carry-forward will expire in 2023 and its state net operating loss carry-forwards will expire in 2012 and 2013.

At December 31, 2003, the Company had federal and state research and development credit carry-forwards of approximately $450,000 and $650,000, respectively, available to reduce future federal and state tax liabilities. The Company’s federal research and development credit carry-forwards will expire in 2022 and 2023 and there is no expiration date for the state research and development credit carry-forwards.

NOTE 8–RELATED PARTY TRANSACTIONS:

Prior to the quarter ended September 30, 2003, we reported related party revenue and accounts receivables for Toyo Corporation, one of the Company’s distributors and a holder of our stock and Agilent Technologies, a holder of our stock. Beginning with the quarter ended September 30, 2003, these entities are no longer considered related parties as they do not meet the qualifications for related parties.

The Company had direct sales to Philips Semiconductors, a stockholder and one of the Company’s affiliates, totaling $10,000, $28,000, and $85,000, in the years ended December 31, 2003, 2002 and 2001, respectively. As

COMPUTER ACCESS TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of December 31, 2003 and 2002, the Company had receivable balances with Philips Semiconductors of $0 and $28,000, respectively.

In May 2000, the Company loaned $125,000 to Albert Lee, its Vice President, Operations, pursuant to a promissory note. The principal amount of the loan and all interest that had accrued at a rate of 8.00% was timely repaid in full by Mr. Lee in May 2003.

NOTE 9–COMMITMENTS:

Leases

The Company leases its principal executive and administrative office facility under a non-cancelable operating lease. The lease expires in December 2009. In 2000, the Company entered into non-cancelable operating leases in Netanya, Israel and San Diego, California that expire in September 2005 and July 2004, respectively. The Netanya lease was cancelled in conjunction with the Company’s restructuring plan in the quarter ended June 2002. As of December 31, 2003, all amounts owed under the San Diego facility lease are included in accrued restructuring. Rent expense for the years ended December 31, 2003, 2002 and 2001, was approximately $262,000, $333,000 and $379,000, respectively.

As of December 31, 2003, future minimum lease payments under the non-cancelable facilities leases are as follows (in thousands):

Year Ending December 31	Operating Leases
2004	$291
2005	254
2006	264
2007	274
2008	285
Thereafter	271

Total minimum payments	$1,639

NOTE 10–REPORTABLE SEGMENTS AND GEOGRAPHIC INFORMATION:

The Company has two reportable segments categorized by product type: development products and production products. Prior to the quarter ended March 31, 2003, the Company had three reportable segments: development products, production products and connectivity products. For the years ended December 31, 2003, connectivity product revenue and segment gross profit were $106,000 and $50,000, respectively. For the year ended December 31, 2002, connectivity product revenue and segment gross loss were $267,000 and $108,000, respectively. Connectivity products are now included in the production products segment information below and under the caption “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” elsewhere in this report.

Development products are advanced verification systems that assist product developers to efficiently design reliable and interoperable systems and devices. Production products are production verification systems and connectivity solutions designed to assist manufacturers in the volume production of reliable devices and systems. The Company has no inter-segment revenue.

COMPUTER ACCESS TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company analyzes segment revenue and cost of revenue, but does not allocate operating expenses, including stock-based compensation, or assets to segments. Accordingly, the Company has presented only revenue and gross profit by segment.

Segment information (in thousands):

	Development Products	Production Products	Unallocated Stock-based Compensation Expense	Total
Year Ended December 31, 2003
Segment revenue from external customers	$13,684	$1,566	$—	$15,250
Segment gross profit	$11,236	$977	$(36)	$12,177

Year Ended December 31, 2002
Segment revenue from external customers	$12,357	$2,089	$—	$14,446
Segment gross profit	$9,998	$1,272	$(138)	$11,132

Year Ended December 31, 2001
Segment revenue from external customers	$12,522	$4,248	$—	$16,770
Segment gross profit	$10,817	$2,081	$(387)	$12,511

Geographic information (in thousands):

	Revenue	Long- Lived Assets
Year Ended December 31, 2003
North America	$7,315	$10,416
Europe	1,888	—
Asia	6,041	—
Rest of world	6	—

Total	$15,250	$10,416

Year Ended December 31, 2002
North America	$5,883	$1,391
Europe	2,696	—
Asia	5,817	—
Rest of world	50	—

Total	$14,446	$1,391

Year Ended December 31, 2001
North America	$7,369	$1,233
Europe	2,673	225
Asia	6,648	—
Rest of world	80	—

Total	$16,770	$1,458

Revenues are attributed to countries based on delivery locations. Sales to foreign customers accounted for 52.0%, 59.3%, and 56.1% of revenue during the years ended December 31, 2003, 2002 and 2001, respectively.

COMPUTER ACCESS TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11 – WARRANTIES

The Company offers warranties on certain products and records at the time of shipment an estimate for future costs associated with warranty claims. The Company accrues these costs based upon historical experience and its estimate of the level of future warranty costs. The Company assesses the adequacy of its warranty reserve on a quarterly basis and makes adjustments, if needed.

The following table reconciles the changes in the Company’s warranty reserve for the year ended December 31, 2003 (in thousands):

Balance as of December 31, 2002	$187
Accrual for warranty reserve for sales made during the year ended December 31, 2003	126
Warranty costs for the year ended December 31, 2003	(34)
Warranty expirations during the year ended December 31, 2003	(153)

Total	$126

NOTE 12 – STOCK REPURCHASE PROGRAM

On January 30, 2003, the Company announced that its Board of Directors had authorized a stock repurchase program under which up to 1 million shares of the Company’s outstanding Common Stock could be acquired in the open market. The Company set up a Rule 10b5-1 plan for purchases of the shares that allows the Company to repurchase shares at times when it would ordinarily not be in the market because of self-imposed blackout periods. Repurchases are effected by Needham & Company, Inc. Purchases under the program are funded from available working capital. There is no guarantee as to the exact number of shares that will be repurchased and the Company has the option to discontinue stock repurchases at any time.

During the year ended December 31, 2003, the Company purchased approximately 385,000 shares under the stock repurchase program at a cost of approximately $1.3 million.

COMPUTER ACCESS TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Quarterly Results of Operations (unaudited)

The following table sets forth the Company’s historical unaudited quarterly consolidated statement of operations data for the eight quarters ended December 31, 2003. This quarterly information has been prepared on a basis consistent with the Company’s audited consolidated financial statements and, the Company believes, includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the information shown. The Company’s quarterly operating results have fluctuated and may continue to fluctuate significantly as a result of a variety of factors. Operating results for any quarter are not necessarily indicative of results for any future quarter or for a full year.

	Fiscal Year Quarters Ended
	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
	(in thousands, except per share data)
Statement of Operations Data:

Year ended December 31, 2003
Revenue	$3,262	$3,856	$3,995	$4,137
Gross profit	2,589	3,056	3,172	3,360
Income (loss) from operations	(624)	(78)	(128)	51
Net income (loss)	$(463)	$120	$(1)	206
Net income (loss) per share:
Basic	$(0.02)	$0.01	$(0.00)	$0.01
Diluted	$(0.02)	$0.01	$(0.00)	$0.01
Weighted average shares outstanding:
Basic	19,443	19,442	19,411	19,389
Diluted	19,443	19,980	19,411	20,508

Year ended December 31, 2002
Revenue	$3,422	$3,493	$4,016	$3,515
Gross profit	2,738	2,824	2,877	2,693
Loss from operations	(1,870)	(2,087)	(3,624)	(1,947)
Net loss	$(1,007)	$(809)	$(2,777)	$(2,506)
Net loss per share:
Basic	$(0.05)	$(0.04)	$(0.14)	$(0.13)
Diluted	$(0.05)	$(0.04)	$(0.14)	$(0.13)
Weighted average shares outstanding:
Basic and diluted	18,911	19,083	19,401	19,425

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Certain information required by Part III is omitted from this report because we intend to file a definitive proxy statement within 120 days after the end of our fiscal year, December 31, 2003 (the “Proxy Statement”) pursuant to Regulation 14A in connection with our annual meeting of stockholders currently scheduled for May 20, 2004, and certain information to be included in the proxy statement is incorporated by reference herein as follows:

Item 10.     Directors and Executive Officers.

Information regarding directors and executive officers of the Company is incorporated by reference to the sections entitled “Election of Directors,” “Management” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

On November 7, 2003 the Company adopted a Code of Ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer, controller and other persons performing similar functions. A copy of the Code of Ethics has been posted on the Company’s internet site at www.catc.com. The Company will post on its internet site any amendment to, or waiver from, any provision of its Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer, controller and other persons performing similar functions.

Item 11.     Executive Compensation.

The information required by this item is incorporated by reference to our proxy statement for the 2004 annual meeting of stockholders.

Item 12.     Security Ownership of Certain Beneficial Owners and Management.

The information required by this item is incorporated by reference to our proxy statement for the 2004 annual meeting of stockholders.

Item 13.     Certain Relationships and Related Transactions.

The information required by this item is incorporated by reference to our proxy statement for the 2004 annual meeting of stockholders.

Item 14.     Controls and Procedures

Subsequent to December 31, 2003, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to our most recent evaluation of our internal controls.

PART IV

Item 15.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

a.	The following documents are filed as part of this report:

1.	Financial Statements: The following financial statements are filed as part of this report under “Item 8 – Consolidated Financial Statements and Supplementary Data” beginning at page 35: Consolidated Balance Sheet; Consolidated Statements of Operations; Consolidated Statements of Stockholders’ Equity; and Consolidated Statements of Cash Flows.

2.	Financial Statement Schedules: See Report of Independent Auditors on Financial Statement Schedule on page 59 and Schedule II—Valuation and Qualifying Accounts on page 60. All other schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or the notes thereto.

3.	Exhibits: See Exhibit Index on page 56.

b.	Reports on Form 8-K: On October 23, 2003, and November 18, 2003 we filed a Form 8-K to announce the filing of a press release on each of those respective dates.

c.	Exhibits:

EXHIBIT INDEX

Exhibit No.		Document Name

3.1	*	Amended and Restated Certificate of Incorporation of the Registrant.

3.2	*	Bylaws of the Registrant.

4.1	*	Specimen Certificate of the Registrant’s common stock.

10.1	*	Form of Indemnification Agreement entered into between the Registrant and its directors and executive officers.+

10.2	*	1994 Stock Option Plan, as amended.+

10.3	*	2000 Stock Option/Stock Issuance Plan.+

10.4	*	2000 Stock Incentive Plan.+

10.5	*	2000 Employee Stock Purchase Plan.+

10.6	*	Office Lease for Santa Clara facility, dated October 3, 1996, by and between Talus Corporation, a California corporation, and the Registrant.

10.7	*	Promissory Note, dated May 11, 2000, by and between Albert Lee and the Registrant.+

10.8	*	Security Agreement, dated May 11, 2000, by and between Albert Lee and the Registrant.

10.9	*	Distributor Agreement, dated August 13, 1997, by and between Toyo Corporation and the Registrant.

10.10	*	Employment Agreement dated December 5, 1997, by and between Albert Lee and the Registrant.+

10.11	*	Employment Agreement dated January 8, 1998, by and between Srikumar Chandran and the Registrant.+

10.12	*	Employment Agreement dated March 3, 1999, by and between Joseph Mendolia and the Registrant.+

Exhibit No.	Document Name

10.13*	Employment Agreement dated May 1, 2000, by and between Dennis Evans and the Registrant.+

10.14*	Stock Purchase and Sale Agreement dated September 28, 2000, by and between Agilent Technologies, Inc. and the Registrant.

10.15*	Stock Purchase and Sale Agreement dated September 28, 2000, by and among Agilent Technologies, Inc. and the selling stockholders listed therein.

10.16*	Investors’ Rights Agreement dated September 28, 2000, by and between Agilent Technologies, Inc. and the Registrant.

10.17*	Stock Purchase and Sale Agreement dated September 26, 2000, by and between Toyo Corporation and the selling stockholders listed therein.

10.18*	Investors’ Rights Agreement dated September 26, 2000, by and between Toyo Corporation and the Registrant.

21.1*	Subsidiaries of the Registrant.

23.1	Consent of Independent Accountants

31.1	Section 302 Certification of Principal Executive Officer.

31.2	Section 302 Certification of Principal Financial Officer.

32.1	Section 906 Certification of Principal Executive Officer

32.2	Section 906 Certification of Principal Financial Officer

*	Previously filed as an exhibit, with the corresponding exhibit number, to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-43866) as filed with the SEC on August 16, 2000, as subsequently amended, and incorporated in this annual report be reference.

+	Denotes management contract or compensation plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 20, 2004	COMPUTER ACCESS TECHNOLOGY CORPORATION

	By:	/s/ DAN WILNAI
Dan Wilnai Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAN WILNAI Dan Wilnai	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	February 20, 2004

/s/ CARMINE J. NAPOLITANO Carmine J. Napolitano	President, Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)	February 20, 2004

/s/ PERETZ TZARNOTZKY Peretz Tzarnotzky	Executive Vice President, Engineering and Director	February 20, 2004

/s/ PHILIP POLLOK Philip Pollok	Director	February 20, 2004

/s/ ROGER W. JOHNSON Roger W. Johnson	Director	February 20, 2004

/s/ ANDREI MANOLIU Andrei Manoliu	Director	February 20, 2004

REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Computer Access Technology Corporation

Our audits of the consolidated financial statements referred to in our report dated January 27, 2004 appearing in this Annual Report on Form 10-K of Computer Access Technology Corporation also included an audit of the financial statement schedule listed in Item 14(a)(3) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

San Jose, California

January 27, 2004

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged to Cost and Expenses	Acquisition	Deductions	Balance at End of Period
Year Ended December 31, 2003:
Allowance for doubtful accounts	157	—	—	9	148

Year Ended December 31, 2002:
Allowance for doubtful accounts	91	70	6	10	157

Year Ended December 31, 2001:
Allowance for doubtful accounts	90	11	—	10	91