Form 10-K/A
period 2003-12-31
COMPUTER ACCESS TECHNOLOGY CORP
filed 2004-03-03
CIK 1120155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A (Amendment No. 1)

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

EXPLANATORY NOTE

The Registrant hereby amends our annual report on Form 10-K for the year ended December 31, 2003 filed on February 20, 2004, to correct in Item 8, a misclassification in the Consolidated Statements of Cash Flows for the year ended December 31, 2002, to include in Item 8 disclosure of Registrant’s acquisition of Verisys in June 2002, to include disclosure in Item 9A (previously disclosed in Item 14) and to disclose in Item 14 that certain information is being incorporated by reference.

INDEX

COMPUTER ACCESS TECHNOLOGY CORPORATION

FORM 10-K/A

AMENDMENT NO. 1

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

		Page

PART II

Item 8.	Consolidated Financial Statements and Supplementary Data	35

Item 9A.	Controls and Procedures	56

PART III

Item 14.	Principal Accountants and Fees	57

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	58

Signature		59

Item 8.     Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of

Computer Access Technology Corporation

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Computer Access Technology Corporation and its subsidiaries at December 31, 2003 and December 31, 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

COMPUTER ACCESS TECHNOLOGY CORPORATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net loss	$(138)	$(7,099)	$(2,567)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	757	581	453
Provision for doubtful accounts	(9)	60	11
Write-down of property and equipment in connection with restructuring	—	134	—
Write-down of property and equipment	19	—	—
Amortization of acquired developed technology	35	319	—
Goodwill impairment	—	1,427	—
Acquired in-process research and development	—	410	—
Amortization of purchased intangible assets	104	266	—
Amortization of deferred stock-based compensation	267	533	4,030
Issuance of common stock in exchange for services	—	—	17
Amortization of premium on investments	464	—	—
Tax benefit from exercise of stock options and stock purchase plan	—	56	61
Changes in assets and liabilities (net effect of business combination):
Trade Accounts receivable	(1,447)	488	1,080
Inventories	125	(29)	(6)
Deferred tax assets	—	276	(122)
Other assets, current and non-current	1,839	(1,165)	(287)
Accounts payable	(933)	585	59
Accrued expenses	1,671	(340)	(2,133)
Accrued restructuring	(241)	270	—
Deferred revenue	50	265	220
Deferred rent	2	(4)	(9)

Net cash provided by (used in) operating activities	2,565	(2,967)	807
Cash flows from investing activities:
Acquisition of property and equipment	(545)	(289)	(978)
Purchase of short-term investments	(4,392)	(28,100)	(5,620)
Sale of short-term investments	15,792	19,815	1,285
Purchase of long-term investments	(9,381)	—	—
Acquisition of subsidiary, net of cash assumed	—	(980)	—
Other assets	91	—	(282)

Net cash provided by (used in) investing activities	1,565	(9,554)	(5,595)
Cash flows from financing activities:
Proceeds from exercise of stock options	316	216	181
Proceeds from employee stock purchase plan	142	210	137
Repurchases of common stock	(1,318)	—	—

Net cash provided by (used in) financing activities	(860)	426	318

Net increase (decrease) in cash and cash equivalents	3,270	(12,095)	(4,470)
Cash and cash equivalents at beginning of year	30,846	42,941	47,411

Cash and cash equivalents at end of year	$34,116	$30,846	$42,941

Supplemental information:
Cash paid for (refunded from) income taxes	$(2,868)	$(1,013)	$2,759

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

NOTE 13 – ACQUISITIONS

On May 9, 2002, the Company entered into an Agreement and Plan of Merger with Verisys and its shareholders (“Merger Agreement”) pursuant to which the Company acquired Verisys. The transaction closed on June 4, 2002, and was accounted for under the purchase method of accounting. The accompanying consolidated financial statements include the results of operations of Verisys subsequent to June 4, 2002. Verisys previously operated in Aptos, California prior to moving all of its personnel and operations to the Company’s Santa Clara, California facility in January 2003. Verisys was founded in 1992 and developed, manufactured and sold bus analysis tools for the SCSI market.

Pursuant to the Merger Agreement, the Company paid $825,000 and issued 360,00 shares of its Common Stock, of which 61,200 shares have been retained to secure certain Verisys obligations under the Merger Agreement for a period of eighteen months, in exchange for all of the outstanding shares of Verisys common stock. The Company’s cost to acquire Verisys was calculated to be $2.3 million. Verisys currently operates as a wholly owned subsidiary of the Company.

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

The Company allocated the purchase to Verisys’ tangible assets and specific intangible assets such as in-process research and development, developed technology, non-compete agreements and core technology, based on its analysis and review of an independent valuation report.

Goodwill represents the excess of the purchase price for Verisys over the fair value of the underlying net identifiable assets.

In-process research and development represents that portion of the purchase price of an acquisition related to the research and development activities which (i) have not demonstrated their technological feasibility, and (ii) have no alternative future uses. Accordingly, the Company recognized an in-process research and development expense of $410,000 during the three months ended June 30, 2002 in conjunction with the acquisition. At the time of the acquisition, Verisys had one major development project in process, and analyzer to support the Ultra320 protocol. The Company valued the in-process research and development using an income approach that utilized the estimated future discounted cash flows form the Ultra320 analyzer project. The net cash flows from the identified project were based on estimates of revenue, costs of revenue, research and development expenses, selling, marketing, general and administrative expenses, capital charges, and applicable net income taxes. These estimated future cash flows were discounted by 25%. This rate was based on the industry segment for the technology, nature of the products being developed, the additional risk related to its development and the level of completion.

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

As a result of the decline in the Company’s market valuation and reduced SCSI sales, the Company performed the required impairment tests of goodwill and indefinite-lived intangible assets as of September 30, 2002, in accordance with SFAS 142, “Goodwill and Other Intangible Asset.” These tests were based upon an independent valuation performed by an outside valuation specialist that utilized a combination of income and market value approaches. It was determined that, as of September 30, 2002, there was full impairment of goodwill within the development products segment of $1.4 million, and partial impairment of acquired developed technology, non-compete agreements and core technology of $147,000, $59,000 and $135,000, respectively. As of December 31, 2003, the net carrying value of acquired developed technology, non-compete agreements and core technology was $26,000, $111,000 and $30,000, respectively.

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

Item 9A.    Controls and Procedures.

As of the end of the period covered by this annual report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to our most recent evaluation of our internal controls.

PART III

Item 14.     Principal Accountants and Fees.

The information required by this item is incorporated by reference to our proxy statement for the 2004 annual meeting of stockholders.

PART IV

Item 15.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

a.	The following documents are filed as part of this report:

1.	Financial Statements: The following financial statements are filed as part of this report under “Item 8 – Consolidated Financial Statements and Supplementary Data” beginning at page 35: Consolidated Balance Sheet; Consolidated Statements of Operations; Consolidated Statements of Stockholders’ Equity; and Consolidated Statements of Cash Flows.

2.	Financial Statement Schedules: See Report of Independent Auditors on Financial Statement Schedule on page 60 and Schedule II—Valuation and Qualifying Accounts on page 61, previously filed in Registrant’s Form 10-K filed with the Commission on February 20, 2004. All other schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or the notes thereto.

3.	Exhibits: See Exhibit Index on page 58.

b.	Reports on Form 8-K: On October 23, 2003, and November 18, 2003 we filed a Form 8-K to announce the filing of a press release on each of those respective dates.

c.	Exhibits:

EXHIBIT INDEX

Exhibit No.	Document Name

23.1	Consent of Independent Accountants.

31.1	Section 302 Certification of Principal Executive Officer.

31.2	Section 302 Certification of Principal Financial Officer.

32.1	Section 906 Certification of Principal Executive Officer.

32.2	Section 906 Certification of Principal Financial Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 2, 2004	Computer Access Technology Corporation

	By:	/s/ CARMINE NAPOLITANO

Carmine Napolitano President, Chief Financial Officer and Secretary

REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Computer Access Technology Corporation

Our audits of the consolidated financial statements referred to in our report dated January 27, 2004 appearing in this Annual Report on Form 10-K/A of Computer Access Technology Corporation also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K/A. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

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