Form 10-Q
period 2004-03-31
COMPUTER ACCESS TECHNOLOGY CORP
filed 2004-05-13
CIK 1120155

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2004

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                        Commission file number: 000-31863


                     COMPUTER ACCESS TECHNOLOGY CORPORATION
             (exact name of registrant as specified in its charter)


             Delaware                                           77-0302527
  (State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                            Identification No.)


   3385 Scott Boulevard, Santa Clara
              California                                          95054
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

                                Yes [_]   No [X]


         As of April 30, 2004, there were 19,517,787 shares of the registrant's Common Stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                     COMPUTER ACCESS TECHNOLOGY CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (UNAUDITED, IN THOUSANDS)



                                                        MARCH 31,   DECEMBER 31,
                                                          2004         2003
                                                        --------    -----------
                             ASSETS

Current assets:
    Cash and cash equivalents ......................    $ 23,161      $ 34,116
    Short-term investments .........................         630         1,055
    Trade accounts receivable, net .................       2,884         3,180
    Inventories ....................................       1,059           907
    Other current assets ...........................         582           675
                                                        --------      --------
        Total current assets .......................      28,316        39,933
Long-term investments ..............................      21,760         9,367
Property and equipment, net ........................         793           768
Purchased intangibles ..............................         133           167
Other assets .......................................         128           114
                                                        --------      --------
                                                        $ 51,130      $ 50,349
                                                        ========      ========

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable ...............................    $    326      $    393
    Accrued expenses ...............................       2,977         2,921
    Accrued restructuring ..........................          23            29
    Deferred revenue ...............................         607           535
        Total current liabilities ..................       3,933         3,878
                                                        --------      --------
Stockholders' equity:
    Common stock ...................................          20            19
    Additional paid-in capital .....................      52,901        52,595
    Deferred stock-based compensation ..............          --           (32)
    Unrealized gain on investments .................          26            --
    Accumulated deficit ............................      (5,750)       (6,111)
                                                        --------      --------
        Total stockholders' equity .................      47,197        46,471
                                                        --------      --------
                                                        $ 51,130      $ 50,349
                                                        ========      ========

                             See accompanying notes.

                     COMPUTER ACCESS TECHNOLOGY CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                     QUARTERS ENDED
                                                                                       MARCH 31,
                                                                                  -------------------
                                                                                     2004       2003
                                                                                  --------   --------
Revenue .......................................................................   $  4,645   $  3,262
Cost of revenue ...............................................................        824        673
                                                                                  --------   --------
Gross profit ..................................................................      3,821      2,589
                                                                                  --------   --------
Operating expenses:
    Research and development (exclusive of amortization of deferred stock-based compensation of $19 and $32 for the quarters ended March 31, 2004 and
       2003, respectively .....................................................      1,603      1,308
    Sales and marketing (exclusive of amortization of deferred  stock-based compensation of $2 and $19 for the quarters ended March 31, 2004 and
       2003, respectively .....................................................      1,281      1,144
    General and administrative (exclusive of amortization of deferred stock-based  compensation  of $5 and $8 for the  quarters  ended March
       31, 2004 and 2003, respectively ........................................        682        676
    Amortization of purchased intangibles .....................................         26         26
    Amortization of deferred stock-based compensation .........................         26         59
                                                                                  --------   --------
        Total operating expenses ..............................................      3,618      3,213
                                                                                  --------   --------
Income (loss) from operations .................................................        203       (624)
Other income, net .............................................................        158        161
                                                                                  --------   --------
Income (loss) before income taxes .............................................        361       (463)
Income taxes ..................................................................         --         --
                                                                                  --------   --------
Net income (loss) .............................................................   $    361   $   (463)
                                                                                  ========   ========
Net income (loss) per share:
    Basic and diluted .........................................................   $   0.02   $  (0.02)
                                                                                  ========   ========
Weighted average shares outstanding:
    Basic .....................................................................     19,479     19,443
                                                                                  ========   ========
    Diluted ...................................................................     20,643     19,443
                                                                                  ========   ========


                             See accompanying notes.

                     COMPUTER ACCESS TECHNOLOGY CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)

                                                                                QUARTERS ENDED
                                                                                   MARCH 31,
                                                                             --------------------
                                                                               2004         2003
                                                                             --------    --------
Cash flows from operating activities:
   Net income (loss) .....................................................   $    361    $   (463)
   Adjustments to reconcile net income (loss) to net cash provided by
      (used in) operating activities:
      Depreciation and amortization ......................................        161         195
      Provision for doubtful accounts ....................................         --           9
      Amortization of acquired developed technology ......................          8          --
      Amortization of purchased intangibles ..............................         26          26
      Amortization of deferred stock-based compensation ..................         32          62
      Amortization of premium on investments .............................         78          --
      Changes in assets and liabilities:
         Trade accounts receivable .......................................        296        (317)
         Inventories .....................................................       (152)         97
         Other assets ....................................................         93          77
         Accounts payable ................................................        (67)       (633)
         Accrued expenses ................................................         50        (276)
         Accrued restructuring ...........................................         (6)       (113)
         Deferred revenue ................................................         72         (63)
         Deferred rent ...................................................          6          --
                                                                             --------    --------
                Net cash provided by (used in) operating activities ......        958      (1,399)
                                                                             --------    --------
Cash flows from investing activities:
   Acquisition of property and equipment .................................       (186)       (124)
   Other long-term assets ................................................        (14)         --
   Purchase of short-term investments ....................................       (633)     (4,274)
   Sale of short-term investments ........................................      1,053       1,000
   Purchase of long-term investments .....................................    (12,440)         --
                                                                             --------    --------
                Net cash used in investing activities ....................    (12,220)     (3,398)
                                                                             --------    --------
Cash flows from financing activities:
    Proceeds from exercise of stock options ..............................        180           7
    Proceeds from employee stock purchase plan ...........................        127          70
    Repurchases of common stock ..........................................         --         (40)
                                                                             --------    --------
                Net cash provided by financing activities ................        307          37
                                                                             --------    --------
Net decrease in cash and cash equivalents ................................    (10,955)     (4,760)
Cash and cash equivalents at beginning of period .........................     34,116      30,486
                                                                             --------    --------
Cash and cash equivalents at end of period ...............................   $ 23,161    $ 26,086
                                                                             ========    ========


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

     We have expertise in the Bluetooth, Ethernet, Fibre Channel, IEEE 1394, InfiniBand, PCI Express, SCSI, Serial ATA, Serial Attached SCSI and USB standards and are actively engaged with our customers throughout their development and production processes in order to deliver solutions that meet their needs. Utilizing our easy to use, color-coded expert analysis software, the CATC Trace(TM), our development products generate, capture, filter and analyze high-speed communications traffic, allowing our customers to quickly discover and correct persistent and intermittent errors and flaws in their product design. Our production products are used during the manufacturing process to ensure that our customers' products comply with standards and operate with other devices, as well as assist system manufacturers to download software onto new computers.

     We have two reportable operating segments: development products and production products. Further segment and geographic information is included in
Note 7 of the Notes to Condensed Consolidated Financial Statements included in this report.

     Computer Access Technology Corporation was incorporated in California in 1992 and reincorporated in Delaware in 2000. Our headquarters are located at 3385 Scott Boulevard, Santa Clara, California 95054. We maintain a World Wide Web site at www.catc.com. The reference to this World Wide Web site address does not constitute incorporation by reference of the information contained therein.

     Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, and the Proxy Statement for our annual meeting of stockholders are made available, free of charge, on our website, www.catc.com, as soon as reasonably practicable after the reports have been filed with or furnished to the Securities and Exchange Commission (the "SEC").

Interim Financial Information and Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements as of March 31, 2004, and for the quarters ended March 31, 2004 and 2003, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to the rules and regulations of the SEC and include the accounts of Computer Access Technology Corporation and its wholly owned subsidiaries (collectively, "Computer Access Technology Corporation" or the "Company"). Intercompany accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the condensed consolidated balance sheet at March 31, 2004, the condensed consolidated operating results for the quarters ended March 31, 2004 and 2003, and the condensed consolidated cash flows for the quarters ended March 31, 2004 and 2003. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2003.

         The unaudited condensed consolidated balance sheet at December 31, 2003 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements.

Concentrations of credit risk

         Revenue and accounts receivable from customers comprising more than 10% of revenue or trade accounts receivable are summarized as follows:

                                                       QUARTERS ENDED
                                                          MARCH 31,
                                                  -------------------------
                                                    2004          2003
                                                  ---------    ------------
Revenue:
   Company A...............................          22%           21%
   Company B...............................          15%           19%

                                                  MARCH 31,    DECEMBER 31,
                                                    2004           2003
                                                  ---------    ------------
Accounts receivable:
   Company A...............................          24%           15%
   Company B...............................          13%           13%
   Company C...............................            *           10%

---------
   * less than 10% of revenue or trade accounts receivable for the period.


NOTE 2 - COMPREHENSIVE LOSS

         Comprehensive loss is defined as changes in equity of a company from transactions, other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners. There is no difference between net loss and comprehensive loss for the Company in any of the periods presented.

NOTE 3 - STOCK-BASED COMPENSATION

    Stock-based compensation

         In connection with certain stock option grants in 2000, 1999 and 1998, the Company recorded deferred stock-based compensation totaling $14,393,000 which represented the difference between the exercise price and the deemed fair value at the date of grant and is being recognized over the vesting period of the related options. Amortization of deferred stock-based compensation was $32,000 in the quarter ended March 31, 2004 of which $6,000 was included in cost of revenue in the quarter ended March 31, 2004. Amortization of deferred stock-based compensation was $62,000 in the quarter ended March 31, 2003 of which $3,000 was included in cost of revenue in the quarter ended March 31, 2003.

    Fair value disclosures

         The Company has adopted the disclosure provisions of Statement of Financial Accounting Standard ("SFAS") No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation and requires prominent disclosure in both the annual and interim financial statements of the method of accounting used and the financial impact of stock-based compensation. As permitted by SFAS No. 123, the Company accounts for stock options granted as prescribed under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," which recognizes compensation cost based upon the intrinsic value of the award.

         The weighted-average fair values of options granted during the quarters ended March 31, 2004 and 2003, were $2.17 and $1.31, respectively. In determining the fair value of options granted in each of the periods, the Company used the Black Scholes option pricing model and assumed the following:

                                                        QUARTERS ENDED
                                                           MARCH 31,
                                               ---------------------------------
                                                    2004              2003
                                               --------------   ----------------

         Expected life (in years) ...........         5                5
         Risk-free interest rate ............       3.01%         2.29%-6.88%
         Volatility .........................        42%              53%
         Dividend yield......................         0%               0%

         Had compensation costs been determined based upon the fair value at the grant date for awards under the Plan, consistent with the methodology prescribed under SFAS No. 123, the Company's pro forma net loss and pro forma basic and diluted net loss per share under SFAS No. 123 would have been (in thousands, except per share data):

                                                              QUARTERS ENDED
                                                                 MARCH 31,
                                                            ------------------
                                                              2004       2003
                                                            -------    -------

     Net income (loss), as reported .....................   $   361    $  (463)
         Add:  Amortization of deferred stock-based
         compensation included in reported net income
         (loss) .........................................        32         62
         Deduct:  Stock-based employee compensation
         expense determined under fair value based method
         for all grants .................................      (499)      (684)
                                                            -------    -------
         Net loss, pro forma ............................   $  (106)   $(1,085)
                                                            =======    =======
     Net income (loss) per share, as reported
         Basic and diluted ..............................   $  0.02    $ (0.02)
                                                            =======    =======
     Net income (loss) per share, pro forma
         Basic and diluted ..............................   $ (0.01)   $ (0.06)
                                                            =======    =======

NOTE 4 - NET INCOME (LOSS) PER SHARE

         The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share," and SEC Staff Accounting Bulletin ("SAB") No. 98. Under the provisions of SFAS No. 128 and SAB No. 98, basic net income
(loss) per share is computed by dividing net income (loss) for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share excludes potential common stock if its effect is anti-dilutive. Potential common stock consists of incremental common shares issuable upon the exercise of stock options.

         The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated (in thousands except per share data):

                                                               QUARTERS ENDED
                                                                  MARCH 31,
                                                            --------------------
                                                              2004        2003
                                                            --------   --------
Numerator:
   Net income (loss) ....................................   $    361   $   (463)
                                                            ========   ========
Denominator:
   Weighted average shares outstanding ..................     19,479     19,443
                                                            --------   --------
   Denominator for basic calculation ....................     19,479     19,443
   Dilutive effect of stock options .....................      1,164         --
                                                                       --------
   Denominator for diluted calculation ..................     20,643     19,443
                                                            ========   ========

Net income (loss) per share:
   Basic ................................................   $   0.02   $  (0.02)
                                                            ========   ========
   Diluted ..............................................   $   0.02   $  (0.02)
                                                            ========   ========
Total common stock equivalents, related to options
   outstanding, excluded from the computation of earnings
   per share as their effect is anti-dilutive ...........      2,397      3,378
                                                            ========   ========

NOTE 5 - INVENTORIES

         Inventories consist of the following (in thousands):

                                                      MARCH 31,  DECEMBER 31,
                                                        2004        2003
                                                      ---------  ------------

Raw materials ......................................   $  380      $  334
Work in progress ...................................      321         250
Finished goods......................................      358         323
                                                       ------      ------
                                                       $1,059      $  907
                                                       ======      ======

NOTE 6 - INCOME TAXES

         The Company's effective rate was 0.0% in the quarters ended March 31, 2003 and 2004 as the Company provided a full valuation allowance against its net deferred tax assets through March 31, 2004. As of March 31, 2004, the Company continued to carry a full valuation against its net deferred tax assets, as it has determined that it is more likely than not that such amounts will not be realized through taxable income from future operations, or by carry-back to prior year's taxable income.

NOTE 7 - REPORTABLE SEGMENTS AND GEOGRAPHIC INFORMATION

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

Segment information (in thousands):

                                                            UNALLOCATED
                                                            STOCK-BASED
                                   DEVELOPMENT  PRODUCTION  COMPENSATION
                                    PRODUCTS     PRODUCTS     EXPENSE      TOTAL
                                   -----------  ----------  ------------  ------
Quarter Ended March 31, 2004
     Segment revenue ............    $4,416      $  229       $   --      $4,645
     Segment gross profit .......    $3,683      $  144       $   (6)     $3,821

Quarter Ended March 31, 2003
     Segment revenue ............    $2,799      $  463       $   --      $3,262
     Segment gross profit .......    $2,330      $  262       $   (3)     $2,589


Geographic information (in thousands):

                                                    REVENUE    LONG-LIVED ASSETS
                                                    -------    -----------------
Quarter Ended March 31, 2004
   North America ..............................     $ 2,120        $22,814
   Europe .....................................         564             --
   Asia .......................................       1,961             --
   Rest of world ..............................          --             --
                                                    -------        -------
      Total ...................................     $ 4,645        $22,814
                                                    =======        =======

Quarter Ended March 31, 2003
    North America .............................     $ 1,260        $ 1,283
    Europe ....................................         440             --
    Asia ......................................       1,556             --
    Rest of world .............................           6             --
                                                    -------        -------
      Total ...................................     $ 3,262        $ 1,283
                                                    =======        =======

Revenues are attributed to countries based on delivery locations. Sales to international customers accounted for 54.4% and 61.4% of revenue during the quarters ended March 31, 2004 and 2003, respectively.


NOTE 8 - WARRANTIES

         The Company offers warranties on certain products and records at the time of shipment an estimate for the future costs associated with warranty claims. The Company accrues these costs based upon historical experience and its estimate of the level of future warranty costs. The Company assesses the adequacy of its warranty reserve on a quarterly basis and makes adjustments, if needed.

         The following table reconciles the changes in our warranty reserve for the quarter ended March 31, 2004 (in thousands):


         Balance as of December 31, 2003 .........................        $ 125
         Accrual for warranty reserve for sales made during
           the quarter ended March 31, 2004 ......................          174
         Warranty costs for the quarter ended March 31, 2004 .....           --
         Warranty expirations during the quarter ended
           March 31, 2004 ........................................         (174)
                                                                          -----
         Total ...................................................        $ 125
                                                                          =====


NOTE 9 - RECENT ACCOUNTING PRONOUNCEMENTS

During December 2003, the SEC released Staff Accounting Bulleting ("SAB") No. 104, "Revenue Recognition", which supercedes SAB No. 101, "Revenue Recognition in Financial Statements". SAB No. 104 updates portions of the interpretive guidance included in Topic 13 of staff accounting bulletin "Revenue Recognition" in order to make this interpretive guidance consistent with current authoritative accounting guidance. The principle revisions relate to the deletion of interpretive material that is no longer necessary because of private sector development in U.S. generally accepted accounting principles. The revenue recognition principles of SAB No. 101, however, remain largely unchanged by the issuance of SAB No. 104, which was effective upon issuance. The Company does not believe that SAB No. 104 will have a material effect on it on its financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Report on Form 10-Q and certain information incorporated herein by reference contain forward-looking statements within the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. All statements contained in this Report on Form 10-Q that are not purely historical are forward-looking statements, including, without limitation, statements regarding our expectations, objectives, anticipations, plans, hopes, beliefs, intentions, or strategies regarding the future. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements. Forward-looking statements include, without limitation, the statements regarding:

     o    Our  anticipation  that revenue from sales of our Universal Serial Bus
          (USB) products will decrease as the markets for our USB products mature and that in order to generate growth in revenue our new product offerings in other communications standards will have to offset any shortfalls in revenues from the USB standard;

     o Our belief that the development of emerging communications standards and technological change has influenced and is likely to continue to influence our quarterly and annual revenue and results of operations;

     o Our expectation that our operating cash flow requirements will increase in the future in connection with the expanding scope and level of our activities;

     o Our belief that our current cash, cash equivalents and short-term investments together with funds generated from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months;

     o Our expectation that a significant percentage of our revenue will continue to be derived from Universal Serial Bus (USB) product sales for the foreseeable future, notwithstanding our expectation that USB product sales will decline due to the maturity of the product line;

     o Our belief that our quarterly and annual operating results are likely to fluctuate significantly in the future;

     o Our belief that our future revenue growth relies on our ability to successfully design, manufacture and sell new products into new and established markets;

     o Our belief that we must work closely with core or promoter companies in our target markets to gain valuable insights into new market demands, obtain early access to standards as they develop and help us design new or enhanced products;

     o Our expectation that we will encounter increased competition as we expand our product portfolio into new and existing markets;

     o Our anticipation that the average selling prices of our products will decrease in the future in response to such things as product introductions or enhancements by us or our competitors, product discounting on volume purchase orders or additional pricing pressures;

     o Our belief that we must continue to develop and introduce on a timely basis new products that incorporate features that can be sold at higher average selling prices;

     o Our belief that developments related to the Sarbanes-Oxley Act of 2002 will increase our legal compliance and financial reporting costs, make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage;

     o Our expectations to continue to review opportunities to acquire other businesses or technologies that complement our current products, expand our markets, enhance our technical capabilities or that might otherwise offer growth opportunities;

     o Our intent to continue development and expansion of our direct sales organization and our indirect distribution channels domestically and internationally;

     o Our anticipation that revenue from international operations will continue to represent a substantial portion of our revenue;

     o Our belief that our products do not infringe any other party's intellectual property rights in any way that would have a material adverse effect on our operation;

     o Our anticipation that all of our earnings, if any, will be retained for development and expansion of our business;

     o Our belief that that as the economy expands the demand for certain key components used in our products will increase such that we may need to order larger quantities of these components earlier than forecasted or risk shipment delays of products to our customers; and

     o Our anticipation that we will not pay any cash dividends on our common stock in the foreseeable future.


         These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those stated or implied by the forward-looking statements. For a detailed description of the risks associated with our business that could cause actual results to differ from those stated or implied in such forward-looking statements, see the disclosure contained under the heading "Risk Factors" in this Quarterly Report as well as such other risks and uncertainties as are detailed in our Securities and Exchange Commission reports and filings. All forward-looking statements included in this Form 10-Q are based on information available to us on the date of this Report on Form 10-Q, and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements.

          The following "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Item 1 of this report and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in our Form 10-K filed with the Securities and Exchange Commission on February 20, 2004, as amended by our Form 10-K/A filed on March 3, 2004.

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

         REVENUE RECOGNITION. Due to the significant software content of our products, we have adopted Statement of Position ("SOP") 97-2, Software Revenue Recognition. Under SOP 97-2, we recognize revenue on sales to distributors, resellers and direct customers upon shipment, provided that there is persuasive evidence of an arrangement, the product has been delivered and title has passed, the fee is fixed or determinable and collection of the resulting receivable is reasonably assured. We do not provide distributors, resellers or direct customers price protection, and only provide limited rights of return or exchange. Generally, our distributors do not maintain inventory; however, to the extent they do, we have the right, but not the obligation, under the terms of our distributor agreements to repurchase inventory at the sales price upon termination of the relationship. We review distributor inventory levels, if any, quarterly to ensure that any potential repurchases are not material. When we have shipped products but some elements essential to the functionality of the products have not been completed, revenue and associated cost of revenue are deferred until all essential elements have been delivered. Software maintenance support revenue is deferred and recognized ratably over the maintenance support period. Provisions for warranty costs are recorded at the time products are shipped.

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

         INCOME TAXES. We account for income taxes under the liability method, which requires, among other things, that we record deferred tax assets and liabilities for temporary differences between the tax bases of our assets and liabilities and their financial statement reported amounts. In addition, deferred tax assets are recorded for the future benefit of utilizing net operating losses and research and development credit carry-forwards. A full valuation allowance is provided against deferred tax assets unless it is more likely than not that they will be realized. In the quarter ended December 31, 2002, we provided a full valuation allowance for our net deferred tax assets. As of March 31, 2004, we continue to maintain a full valuation allowance against our net deferred tax assets.

         INTANGIBLE ASSETS. Our purchased intangible assets total $133,000 as of March 31, 2004. We are required to reduce the carrying value of these assets whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. In order to make such adjustments, we are required to make assumptions about the value of these assets in the future including future prospects for earnings and cash flows of the businesses underlying these investments. Judgments and assumptions about the future are complex, subjective and can be affected by a variety of factors including industry and economic trends, our market position and the competitive environment in which we operate. Although we believe our judgments and assumptions are reasonable and appropriate, different judgments and assumptions could materially impact our reported financial results.

OVERVIEW

         We are a provider of advanced verification systems for existing and emerging digital communications standards such as Bluetooth, Fibre Channel, IEEE 1394, InfiniBand, PCI Express, SCSI, Serial ATA, Serial Attached SCSI and USB.

         Our products are used by semiconductor, computer systems, software, data storage, communications, automotive and aerospace companies at each phase of their products' lifecycles from development through production and market deployment. Our verification systems consist of development and production products that accurately monitor communications traffic and diagnose operational problems to ensure that products comply with standards and operate with other devices. We currently outsource most of the manufacturing of our products so that we may concentrate our resources on the design, development and marketing of our existing and new products.

         We report our revenue and gross profit in two business segments: development products and production products. In the quarter ended March 31, 2004, revenue from our development products was $4.4 million and revenue from our production products was $229,000. Historically, we have generated a majority of our revenue from products for the USB standard. We anticipate that revenue from sales of our USB products will decrease as the markets for our USB products mature. Consequently, in order to generate growth in revenue our new product offerings in other communications standards will have to offset any shortfalls in revenues from the USB standard.

         We sell our products to technology, infrastructure and application companies through our direct sales force and indirectly through our distributors and manufacturer's representatives. Historically, a substantial portion of our revenue has been derived from customers outside of North America. In the quarter ended March 31, 2004, 54.4% of our revenue was derived from international customers, of which 22.3% was derived from customers in Japan, 19.9% was derived from customers in other parts of Asia, and 12.1% was derived from customers in Europe. All of our revenue and accounts receivable are denominated in U.S. dollars. Although seasonality affects many of our target markets, to date our revenue and financial condition as a whole have not been materially impacted by seasonality. However, as we continue to expand our product offerings into new markets, seasonality effects may become material.

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

RESULTS OF OPERATIONS

         The following table presents selected consolidated financial data for the periods indicated as a percentage of revenue:

                                                       QUARTERS ENDED MARCH 31,
                                                          2004        2003
                                                        --------   ---------
Consolidated Statement of Operations Data:
Revenue ..............................................    100.0%     100.0%
Cost of Revenue ......................................     17.8       20.6
                                                          -----      -----
      Gross profit ...................................     82.2       79.4
                                                          -----      -----
Operating expenses:
  Research and development ...........................     34.5       40.1
  Sales and marketing ................................     27.6       35.1
  General and administrative .........................     14.7       20.7
  Amortization of purchased intangibles ..............      0.6        0.8
  Amortization of deferred stock-based compensation ..      0.6        1.8
                                                          -----      -----
      Total operating expenses .......................     78.0       98.5
                                                          -----      -----
Income (loss) from operations ........................      4.2      (19.1)
Other income, net ....................................      3.4        4.9
Income (loss) before income taxes ....................      7.6      (14.2)
Income taxes .........................................       --         --
                                                          -----      -----
Net income (loss) ....................................     7.6%      (42.2)%
                                                          =====      =====

RESULTS OF OPERATIONS IN THE QUARTERS ENDED MARCH 31, 2004 AND 2003

         Revenue. Our revenue was $4.6 million in the quarter ended March 31, 2004, compared to $3.3 million in the quarter ended March 31, 2003, an increase of 42.4%. New product revenue increases of $1.5 million were partially offset by decreases in sales of certain existing products of $185,000. The decrease in sales of existing products was primarily the result of reduced demand for USB production products due to the maturity and stability of the protocol components incorporated into end-user products. Going forward, we expect continuing declines in certain USB development and production product revenue as the USB communication standard continues to mature. Revenue from international customers represented 54.4% of revenue in the quarter ended March 31, 2004 and 61.4% of revenue in the quarter ended March 31, 2003.

         Cost of Revenue and Gross Profit. Our gross profit was $3.8 million in the quarter ended March 31, 2004 compared to $2.6 million in the quarter ended March 31, 2003, an increase of 47.6%. Our gross margin percentage was 82.2% in the quarter ended March 31, 2004 and 79.4% in the quarter ended March 31, 2003. The increase in gross margin percentage was primarily the result of an increase in development product sales as a percentage of total revenue. Our higher margin business segment, development products, increased as a percentage of revenue by 9.3%.

         Research and Development. Our research and development expenses were $1.6 million in the quarter ended March 31, 2004 compared to $1.3 million in the quarter ended March 31, 2003, an increase of 22.6%. Research and development expenses represented 34.5% of revenue in the quarter ended March 31, 2004 and 40.1% of revenue in the quarter ended March 31, 2003. The increase in expenses was primarily due to increased personnel and related costs of approximately

$194,000 and approximately $110,000 for certain customer service costs that were included in sales and marketing expenses prior to the first quarter of 2004 resulting from a reorganization of our technical services department. The percentage of revenue decrease for the quarter ended March 31, 2004 was primarily due to the impact of increased revenues partially offset by the increase in expenses noted in this paragraph when compared to the quarter ended March 31, 2003.

         Sales and Marketing. Our sales and marketing expenses were $1.3 million in the quarter ended March 31, 2004 compared to $1.1 million in the quarter ended March 31, 2003, an increase of 12.0%. Sales and marketing expenses represented 27.6% of revenue in the quarter ended March 31, 2004 and 35.1% of revenue in the quarter ended March 31, 2003. The increase in expenses was primarily due to increased personnel and related costs of approximately $156,000, an increase in the commissions earned by our manufacturer's representatives of $102,000, partially offset by a reduction of approximately $110,000 for certain customer service costs that were included in sales and marketing expenses prior to the first quarter of 2004 and are now included in research and development expenses and decreases in marketing programs of approximately $76,000. The percentage of revenue decrease for the quarter ended March 31, 2004 was primarily due to the impact of increased revenues partially offset by the increase in expenses noted in this paragraph when compared to the quarter ended March 31, 2003.

         General and Administrative. Our general and administrative expenses were $682,000 in the quarter ended March 31, 2004 compared to $676,000 in the quarter ended March 31, 2003, an increase of 0.9%. General and administrative expenses represented 14.7% of revenue in the quarter ended March 31, 2004 and 20.7% in the quarter ended March 31, 2003. The percentage of revenue decrease for the quarter ended March 31, 2004 was primarily due to the impact of increased revenues when compared to the quarter ended March 31, 2003.

         Amortization of Deferred Stock-based Compensation. Amortization of deferred stock-based compensation was $32,000 in the quarter ended March 31, 2004 of which $6,000 was included in cost of revenue. Amortization of deferred stock-based compensation was $62,000 in the quarter ended March 31, 2003, of which $3,000 was included in cost of revenue. Amortization of deferred stock-based compensation represented 0.6% and 1.8% of revenue in the quarters ended March 31, 2004 and March 31, 2003, respectively.

         Other Income. Other income was $158,000 in the quarter ended March 31, 2004 compared to $161,000 in the quarter ended March 31, 2003, a decrease of 1.9%. This decrease resulted primarily from declining interest income earned on the investment of excess cash balances associated with lower interest rates.

         Income Taxes. We have incurred no provision for income taxes for the quarters ended March 31, 2004 and March 31, 2003. As of March 31, 2004, we continue to maintain a full valuation allowance against our net deferred tax assets as we have determined that it is more likely than not that such amounts will not be realized through taxable income from future operations, or by carry-back to prior years' taxable income.

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

         In the quarter ended March 31, 2004, cash provided by operating activities of $958,000 was primarily the result of net income of $361,000, non-cash expenses associated with depreciation of $161,000, decreases in related assets and liabilities for working capital purposes of $292,000, amortization of premium on investments of $78,000, amortization of deferred stock based compensation of $32,000, amortization of acquired intangibles of $26,000 and amortization of other acquired developed technology of $8,000. Cash used in investing activities was $12.2 million, primarily relating to the purchase of long-term investments of $12.4 million, the purchase of short-term investments of $633,000 and capital expenditures of $186,000, partially offset by the sale of short-term investments of $1.1 million. Cash provided by financing activities was $307,000, consisting of the proceeds from the exercise of stock options of $180,000 and the sale of stock pursuant to our employee stock purchase plan of $127,000.

         In the quarter ended March 31, 2003, cash used in operating activities of $1.4 million was primarily the result of a net loss of $463,000 and an increase in related assets and liabilities for working capital purposes of $1.2 million, offset by non-cash expenses associated with depreciation expenses of $195,000, amortization of deferred stock-based compensation of $62,000, amortization of other purchased intangibles of $26,000 and the amortization of other acquired developed technology of $9,000. Cash used in investing activities was $3.4 million, related to the purchase of short-term investments of $4.3 million, capital expenditures of $124,000, offset by proceeds from the sale of short-term investments of $1.0 million. Cash provided by financing activities was $37,000, consisting of the sale of stock pursuant to our employee stock purchase plan of $70,000, proceeds from the exercise of stock options of $7,000, offset by repurchases of common stock of $40,000.

         As of March 31, 2004, we had cash, cash equivalents and investments of $45.6 million, working capital of $24.4 million and no debt. We have no capital lease obligations, and we had future minimum lease payments under our operating leases of approximately $1.6 million.

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

RISK FACTORS

     Stated below, elsewhere in this Quarterly Report, and in other documents we file with the Securities and Exchange Commission (SEC) are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. The occurrence of any of the developments or risks identified below may make the occurrence of one or more of the other risk factors below more likely to occur.

RISKS RELATED TO OUR BUSINESS

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

      Our quarterly and annual operating results have fluctuated in the past and are likely to fluctuate significantly in the future due to a number of factors, some of which are wholly or partially outside our control. Accordingly, we believe that period-to-period comparisons of our results of operations should not be relied upon as indications of future performance. Some of the factors that could cause our operating results to fluctuate include:

     o    changes in the volume of our product sales;

     o    changes in the average selling prices of our products;

     o    the timing, reduction, or deferral of customer orders or purchases;

     o    seasonality in some of our target markets;

     o    competitive product announcements;

     o    the  amount  and  timing  of  our   operating   expenses  and  capital
          expenditures;

     o    the effectiveness of our product cost reduction efforts;

     o    variability of our customers' product lifecycles;

     o    shifts in our sales toward lower-margin products; and

     o    cancellations,   changes  or  delays  of   deliveries  to  us  by  our
          manufacturers and suppliers.

     If our operating results fall below the expectations of securities analysts or investors, the trading price of our Common Stock would likely decline, possibly significantly.

WE DEPEND UPON WIDESPREAD MARKET ACCEPTANCE OF OUR PRODUCTS, AND OUR RESULTS OF OPERATIONS WILL SUFFER IF THE MARKET DOES NOT ACCEPT OUR PRODUCTS.

     A significant  percentage of our revenue derives from Universal  Serial Bus
(USB) product sales, notwithstanding that we expect a decline in USB product sales due to the maturity of the product line and we expect that will continue for the foreseeable future. Factors that may affect our USB product sales include the continued growth of markets for the development of USB compliant devices, the performance and pricing of our USB products, and the availability, functionality and price of competing products. Many of these factors are beyond our control.

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

IF WE FAIL TO KEEP PACE WITH RAPID TECHNOLOGICAL CHANGE AND EVOLVING INDUSTRY STANDARDS, OUR PRODUCTS COULD BECOME LESS COMPETITIVE OR OBSOLETE.

     The markets for our products are characterized by rapid technological change, frequent new product introductions, changes in customer requirements and evolving industry standards. We may cease to be competitive if we fail to timely introduce new products or product enhancements that address these factors. To continue to introduce new products and product enhancements on a timely basis, we must:

     o quickly identify emerging technological trends in our target markets, including new communications standards;

     o accurately define and design new products or product enhancements to meet market needs;

     o develop or license the underlying core technologies necessary to create new products and product enhancements; and

     o respond effectively to technological changes and product introductions by our competitors.

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

DELAYS IN THE DEVELOPMENT OF NEW OR ENHANCED PRODUCTS COULD HARM OUR OPERATING RESULTS AND OUR COMPETITIVE POSITION.

     The development of new, technologically advanced products is a complex and uncertain process requiring high levels of innovation, highly skilled engineering and development personnel and accurate anticipation of technological and market trends. Consequently, product development delays are typical in our industry. If we fail to timely introduce a product for an emerging standard or customers defer or cancel orders expecting the release of a new or enhanced product, our operating results could suffer. Product development delays may result from numerous factors, including:

     o    changing product specifications and customer requirements;

     o    unanticipated engineering complexities;

     o difficulties with or delays by contract manufacturers or suppliers of key components or technologies;

     o    difficulties  in  allocating   engineering  resources  and  overcoming
          resource limitations; and

     o    difficulties in hiring and retaining necessary technical personnel.

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

     As of April 30, 2004, our executive officers, directors, Philips Semiconductors and certain entities affiliated with or beneficially controlled by them owned approximately 7,157,734 shares or approximately 36.67% of our outstanding shares of common stock, excluding 398,047 shares of common stock held in our treasury acquired primarily pursuant to our Stock Repurchase Program. These stockholders, acting together, can exercise significant control regarding matters requiring stockholder approval, including the election or removal of directors and the approval of mergers or other business combination transactions. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging potential acquirers from attempting to obtain control, which in turn could have an adverse effect on the market price of our common stock or prevent our stockholders from realizing a premium over the market price for their shares of common stock. Our repurchase of shares of our common stock pursuant to our Stock Repurchase Program discussed under the caption in "Part I, Item 1, Note 12" in our annual report on Form 10-K for the year ended December 31, 2003, filed with the Securities and Exchange Commission (SEC) on February 20, 2004, as amended by our Form 10-K/A filed with the SEC on March 3, 2004, may increase their control over us.

A TRANSITION IN OUR MANAGEMENT COULD CAUSE SUBSTANTIAL DISRUPTIONS TO OUR BUSINESS AND OPERATIONS.

     On November 17, 2003, we announced that our Chief Financial Officer, Carmine Napolitano, was promoted to President and assumed day-to-day management of the Company from one of our co-founders, Dan Wilnai, while concurrently maintaining his position as Chief Financial Officer. Mr. Wilnai continues to act as our Chief Executive Officer and Chairman of the Board and our other co-founder, Peretz Tzarnotzky, currently holds the title of Executive Vice President Engineering and is a director of the Company. Given Messrs. Wilnai and Tzarnotzky's tenure with the Company they may decide to retire in the future.

     The departure of one or more of these key management employees or an inability to recruit and retain qualified personnel to replace them, could cause substantial disruptions to our business and operations.

INCREASED   COSTS   ASSOCIATED   WITH   CORPORATE   GOVERNANCE   COMPLIANCE  MAY
SIGNIFICANTLY IMPACT OUR RESULTS OF OPERATIONS.

     The Sarbanes-Oxley Act of 2002 (the "Act") requires changes in some of our corporate governance and securities disclosure or compliance practices. That Act also requires the SEC to promulgate new rules on a variety of subjects, in addition to rule proposals already made, and Nasdaq has revised and continues to revise its requirements for companies that are Nasdaq-listed. We expect these developments to increase our legal compliance and financial reporting costs. We also expect these developments to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage.

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

     Our success depends heavily upon the continued contributions of our key management personnel, whose knowledge, leadership and technical expertise may be time-consuming and difficult to replace. Moreover, all of our personnel, including our executive staff, are employed on an "at will" basis. We maintain no key person insurance on any of our personnel. If we were to terminate or lose the services of any of our key personnel and were unable to hire qualified replacements, our ability to execute our business plan would be harmed. Even if we were able to hire qualified replacements, we would expect to experience operational disruptions and inefficiencies. In addition, employees who leave our company may subsequently compete against us.

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

IF OUR DISTRIBUTORS AND MANUFACTURER'S REPRESENTATIVES DO NOT ACTIVELY SELL OUR PRODUCTS, OUR PRODUCT SALES MAY DECLINE.

     Historically, we have relied on manufacturer's representatives to sell our products domestically and have relied on our distributors to sell our products internationally. A substantial number of our products are sold through our distributors and manufacturer's representatives. Our distributors and manufacturer's representatives generally offer products from multiple manufacturers. Accordingly, there is a risk that our distributors and manufacturer's representatives may give higher priority to selling products from other suppliers and reduce their efforts to sell our products. Our distributors and manufacturer's representatives may not market our products effectively or continue to devote the resources necessary to effectively sell, market and provide technical support for our products. Our distributors may on occasion build inventories in anticipation of substantial growth in sales and, if growth does not occur as rapidly as anticipated, they may subsequently decrease their product orders. A slowdown in orders from our distributors or manufacturer's representatives could reduce our revenue in any given quarter and cause fluctuations in our operating results.

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

SHIFTS IN OUR PRODUCT MIX MAY RESULT IN DECLINES IN GROSS MARGINS.

     Our gross margins vary by product, with gross margins generally higher on our development products than our production products. Our overall gross margins might fluctuate from period to period as a result of shifts in product mix, the channels through which we sell our products, or the introduction of new products and product costs.

WE DEPEND ON CONTRACT MANUFACTURERS FOR SUBSTANTIALLY ALL OF OUR MANUFACTURING REQUIREMENTS AND IF THESE MANUFACTURERS FAIL TO PROVIDE US WITH ADEQUATE SUPPLIES OF HIGH-QUALITY PRODUCTS, OUR COMPETITIVE POSITION, REPUTATION AND BUSINESS COULD BE HARMED.

     We  currently  rely  on  four  contract   manufacturers   for  all  of  our
manufacturing requirements except for final assembly, testing and quality assurance on our lower volume, higher margin products. We do not have long-term contracts with any of these manufacturers. All purchase commitments and obligations between us and our contract manufacturers are on a purchase order basis. As a result, our manufacturers could refuse to continue to manufacture all or some of our products or attempt to change the terms under which they manufacture our products. Previously, we experienced delays in product shipments from some of our manufacturers, which forced us to delay product shipments. We may experience similar future delays or other problems, such as inferior quality and insufficient quantity of products, any of which could significantly harm our business, which will require that we rapidly achieve volume production by coordinating our efforts with those of our suppliers and contract manufacturers. The inability of our manufacturers to provide adequate supplies of high quality products or the loss of any manufacturer would cause a delay in our ability to timely fulfill orders.

ANY ACQUISITIONS THAT WE UNDERTAKE COULD BE DIFFICULT TO INTEGRATE, DISRUPT OUR BUSINESS, DILUTE STOCKHOLDER VALUE AND HARM OUR OPERATING RESULTS.

     We expect to continue to review opportunities to acquire other businesses or technologies that complement our current products, expand our markets, enhance our technical capabilities or that might otherwise offer growth opportunities. If we make any acquisitions, we could issue stock that would dilute the percentage ownership of our existing stockholders, incur substantial debt or assume contingent liabilities. For example, we issued 360,000 shares of our common stock in connection with our acquisition of Verisys in June 2002. In addition, in the quarter ended September 30, 2002, we recorded a goodwill impairment of $1.4 million, and a partial impairment write-down of $194,000 of purchased intangible assets, arising from our purchase of Verisys. Moreover, the Verisys acquisition and other potential acquisitions involve numerous risks, including:

     o    assimilating the purchased operations, technologies or products;

     o    costs or accounting charges associated with the acquisition;

     o    diversion of management's attention from our existing business;

     o adverse effects on existing business relationships with suppliers and customers;

     o    entering markets in which we have little or no prior experience; and

     o    potential loss of key employees of purchased businesses.

IF WE FAIL TO ACCURATELY FORECAST OUR SUPPLY NEEDS, OUR COSTS MAY INCREASE OR WE MAY BE UNABLE TO TIMELY SHIP PRODUCTS.

     We purchase components used in the manufacture of our products from several key sources. We depend on these sources to timely deliver components based on twelve-month rolling forecasts that we provide. Lead times for materials and components vary significantly and depend on factors such as specific supplier requirements, contract terms and current market demand. We believe that as the economy expands the demand for certain key components used in our products will increase such that we may need to order larger quantities of these components earlier than forecasted or risk shipment delays of products to our customers. If we overestimate our component requirements, we may develop excess inventory, which would increase costs. If we underestimate our component requirements, we may not be able to timely fulfill orders.

WE DEPEND ON SOLE SOURCE SUPPLIERS FOR SEVERAL KEY PRODUCT COMPONENTS AND WE MAY LOSE SALES IF THEY FAIL TO TIMELY MEET OUR NEEDS.

     We obtain some parts, components and packaging used in our products from sole sources of supply. If these suppliers were unable to meet our demand for components at reasonable costs or if we are unable to obtain an alternative source at an equivalent price, our ability to timely and cost-effectively ship our products would be harmed. In addition, because we rely on purchase orders rather than long-term contracts with our sole source suppliers, we cannot predict with certainty our ability to obtain components in the long term. Furthermore, qualifying additional suppliers could be time-consuming, expensive, and may increase the likelihood of errors or defects. If we are unable to obtain components or receive a smaller allocation of components than necessary to meet demand, customers could choose to purchase competing products.

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

ECONOMIC, POLITICAL AND OTHER RISKS ASSOCIATED WITH INTERNATIONAL SALES AND OPERATIONS COULD ADVERSELY AFFECT SALES.

     Because we sell our products worldwide, our business is subject to risks associated with doing business internationally. We recognized 54.4% of our revenue from sales to international customers in the quarter ended March 31, 2004. We anticipate that revenue from international operations will continue to represent a substantial portion of our revenue. In addition, several of our manufacturers' facilities and suppliers are located outside the United States of America. Accordingly, our future results could be harmed by a variety of factors, including:

     o changes in a specific country's or region's political or economic conditions, particularly in emerging markets;

     o    trade protection measures and import or export licensing requirements;

     o    potentially negative consequences from changes in tax laws;

     o    difficulty in staffing and managing widespread operations;

     o    ongoing  health  epidemics  (e.g.  Severe Acute  Respiratory  Syndrome
          (SARS));

     o    changes in foreign currency exchange rates;

     o    differing labor regulations;

     o war, actual or threatened acts of terrorism, other international conflicts and the resulting military, economic and political responses (including, without limitation, war between sovereign nations) as well as heightened security measures which may cause significant disruption to commerce worldwide;

     o    differing protection of intellectual property; and

     o    unexpected changes in regulatory requirements.

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

     Our industry is characterized by uncertain and conflicting intellectual property claims and frequent litigation, especially regarding patent rights. We cannot be certain that our products do not or will not infringe issued patents or the intellectual property rights of others. In fact, we expect that we will be subject to infringement claims as the number of products and competitors in our markets grow and the functionality of products further overlap. Historically, patent applications in the United States of America have not been publicly disclosed until the patent is issued, and we may not be aware of filed patent applications that relate to our products or technology. If patents are later issued in connection with these applications, we may be liable for infringement. Periodically, other parties, including some of our competitors, may assert patent, copyright and other rights to technologies in various jurisdictions that are important to our business. Any claims asserting that our products infringe or may infringe the rights of third parties, including claims arising through our contractual indemnification of our customers, regardless of their merit or resolution, would likely be costly and time-consuming, divert the efforts of our technical and management personnel, cause product shipment delays or require us to enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on terms acceptable to us, or at all.

     At present, we do not believe that our products infringe any other party's intellectual property rights in any way that would have a material adverse effect on our operations. However, if any material claims do arise and if these claims cannot be resolved through a license or similar arrangement, we could become a party to litigation. The results of any litigation are inherently uncertain. In the event of an adverse result in any litigation with third parties that could arise in the future, we could be required to pay substantial damages, including treble damages if we are held to have willfully infringed, to cease the manufacture, use and sale of infringing products, to expend significant resources to develop non-infringing technology, or to obtain licenses to the infringing technology. In addition, lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and would divert management time and attention from our business.

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

CHANGES IN CURRENT LAWS OR REGULATIONS OR THE ENACTMENT OF NEW LAWS OR REGULATIONS COULD IMPEDE THE SALE OF OUR PRODUCTS.

     We and many of our customers and their products are subject to regulations and standards set by the Federal Communications Commission (FCC). Internationally, many of our customers and their products may also be required to comply with regulations established by authorities in various countries. We are required to determine to what extent our products may be subject to FCC standards and regulations and to what extent we are required to obtain authorizations from the FCC directly or from a third-party authorized by the FCC to issue such authorizations. We are also required to maintain in good standing any equipment authorization we receive from the FCC or an FCC-approved party. In addition, the regulations in force both in the United States of America and in foreign jurisdictions may change. Failure to comply with regulations established by regulatory authorities or to obtain timely domestic or foreign regulatory approvals or certificates could significantly harm our business.

RISKS RELATED TO OUR EQUITY

FUTURE SALES OF SUBSTANTIAL AMOUNTS OF OUR COMMON STOCK BY US OR BY OUR EXISTING STOCKHOLDERS COULD CAUSE OUR STOCK PRICE TO FALL.

     Additional equity financings or other share issuances by us could adversely affect the market price of our common stock. Sales by existing stockholders of a large number of shares of our common stock in the public trading market (or in private transactions) including sales by our executive officers, directors or Philips Semiconductors Inc. and the sale of shares issued in connection with strategic alliances, or the perception that such additional sales could occur, could cause the market price of our Common Stock to drop.

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

     The market price of our common stock has been highly volatile and is likely to continue to be volatile. We receive only limited attention by securities analysts and there frequently occurs an imbalance between supply and demand in the public trading market for our common stock due to limited trading volumes. Investors should consider an investment in our common stock as risky and should only purchase our common stock if they can withstand significant losses. Factors affecting our common stock price include:

     o    fluctuations in our operating results;

     o announcements of technological innovations or new commercial products by us or our competitors;

     o    published reports by securities analysts;

     o    general market conditions;

     o announcements by us or our competitors of significant acquisitions, strategic partnerships or joint ventures;

     o    our cash position and cash commitments; and

     o    additions or departures of key personnel.

     Additionally, some companies that have had volatile market prices for their securities have been subject to securities class action lawsuits filed against them. If a suit were to be filed against us, regardless of the merits or the outcome, it could result in substantial costs and a diversion of our management's attention and resources. This could have a material adverse effect on our business, results of operations, financial condition and the price of our common stock.

WE DO NOT ANTICIPATE PAYING DIVIDENDS FOR THE FORESEEABLE FUTURE.

     We currently anticipate that all of our earnings, if any, will be retained for development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 4.  CONTROLS AND PROCEDURES

         As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial

Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

         There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to our most recent evaluation of our internal controls.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         We are not currently party to any material legal proceedings. However, we are periodically subject to legal proceedings and claims that arise in the ordinary course of our business. While management currently believes the amount of ultimate liability, if any, with respect to these actions will not materially affect the financial position, results of operations, or liquidity of the
Company, the ultimate outcome of any litigation is uncertain. Were an unfavorable outcome to occur, or if protracted litigation were to ensue, the impact could be material to the Company.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

         The following table presents information concerning the repurchase by us of shares of our common stock during the period ending March 31, 2004:

                        ISSUER PURCHASES OF EQUITY SECURITIES

                                           (a)           (b)            (c)            (d)
                                      -------------   ----------    ------------   ------------
                                                                                     MAXIMUM
                                                                                    NUMBER (OR
                                                                    TOTAL NUMBER   APPROXIMATE
                                                                     OF SHARES    DOLLAR VALUE)
                                                                     (OR UNITS)     OF SHARES
                                                                     PURCHASED      (OR UNITS)
                                                                     AS PART OF    THAT MAY YET
                                       TOTAL NUMBER    AVERAGE        PUBLICLY     BE PURCHASED
                                      OF SHARES (OR   PRICE PAID     ANNOUNCED      UNDER THE
                                          UNITS)      PER SHARE       PLANS OR       PLANS OR
            PERIOD                      PURCHASED     (OR UNIT)       PROGRAMS       PROGRAMS
            ------                    -------------   ----------    ------------   ------------
Month #1 (January 1 to January 31)            0        $    --        $    --         $  --
Month #2 (February 1 to February 29)          0        $    --        $    --         $  --
Month #3 (March 1 to March 31)           12,953        $  5.00        $    --         $  --
                                         ------        -------        -------         -----
     Total                               12,953        $  5.00        $    --         $  --

     (1) In satisfaction of certain indemnification obligations under the Agreement and Plan of Merger between the Verisys shareholders and the Company, the Verisys shareholders released to the Company 12,953 shares of the Company's common stock held in escrow since the close of the Company's acquisition of Verisys in June 2002.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a.   Exhibits.

                                  EXHIBIT INDEX

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

      10.2*    1994 Stock Option Plan, as amended.+

      10.3*    2000 Stock Option/Stock Issuance Plan.+

      10.4*    2000 Stock Incentive Plan.+

      10.5*    2000 Employee Stock Purchase Plan.+

      10.6* Employment Agreement dated December 5, 1997, by and between Albert Lee and the Registrant.+

      10.7* Employment Agreement dated April 16, 2002, by and between Kevin Fitzgerald and the Registrant.+

      10.8* Employment Agreement dated July 22, 2002, by and between Carmine Napolitano and the Registrant.+

      31.1     Section 302 Certification of Principal Executive Officer.

      31.2     Section 302 Certification of Principal Financial Officer.

      32.1     Section 906 Certification of Principal Executive Officer.

      32.2     Section 906 Certification of Principal Financial Officer.

----------
* Previously filed as an exhibit, with the corresponding exhibit number, to the Registrant's Registration Statement on Form S-1 (Registration No. 333-43866) as filed with the SEC on August 16, 2000, as subsequently amended, and incorporated in this annual report be reference.

+    Denotes management contract or compensation plan, contract or arrangement.

          b.   Reports on Form 8-K

               On January 29, 2004, we filed a Form 8-K disclosing our earnings for the quarter ended December 31, 2003.

               On March 17, 2004, we filed a Form 8-K  disclosing the pricing of
               a  secondary   offering  of  common  stock  by  certain   selling
               stockholders of the Company.

               On April 22, 2004, we filed a Form 8-K disclosing our earnings for the quarter ended March 31, 2004.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date May 13, 2004                     COMPUTER ACCESS TECHNOLOGY CORPORATION

                                      By: /s/ CARMINE J. NAPOLITANO
                                          --------------------------------------
                                          Carmine J. Napolitano
                                          President, Chief Financial Officer and
                                          Secretary (Principal Financial Officer
                                          and Principal Accounting Officer)