Form 10-Q
period 2004-06-30
COMPUTER ACCESS TECHNOLOGY CORP
filed 2004-08-13
CIK 1120155

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2004

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

                                 Yes [_] No [X]

      As of July 31, 2004, there were 19,672,151 shares of the registrant's Common Stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     COMPUTER ACCESS TECHNOLOGY CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (UNAUDITED, IN THOUSANDS)

                                                         JUNE 30,      DECEMBER 31,
                                                          2004            2003
                                                         --------      ------------
                               ASSETS

Current assets:
     Cash and cash equivalents ...................       $ 18,176        $ 34,116
     Short-term investments ......................          2,617           1,055
     Trade accounts receivable, net ..............          3,000           3,180
     Inventories .................................          1,592             907
     Other current assets ........................            615             675
                                                         --------        --------
         Total current assets ....................         26,000          39,933
Long-term investments ............................         24,779           9,367
Property and equipment, net ......................            980             768
Purchased intangibles ............................             98             167
Other assets .....................................            135             114
                                                         --------        --------
                                                         $ 51,992        $ 50,349
                                                         ========        ========

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable ............................       $    795        $    393
     Accrued expenses ............................          3,131           2,921
     Accrued restructuring .......................             15              29
     Deferred revenue ............................            581             535
                                                         --------        --------
          Total current liabilities ..............          4,522           3,878
Stockholders' equity:
     Common stock ................................             20              19
     Additional paid-in capital ..................         54,008          53,643
     Treasury stock ..............................         (1,048)         (1,048)
     Deferred stock-based compensation ...........             --             (32)
     Unrealized loss on investments ..............           (312)             --
     Accumulated deficit .........................         (5,198)         (6,111)
                                                         --------        --------
         Total stockholders' equity ..............         47,470          46,471
                                                         --------        --------
                                                         $ 51,992        $ 50,349
                                                         ========        ========

                             See accompanying notes.

                     COMPUTER ACCESS TECHNOLOGY CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                      THREE MONTHS                    SIX MONTHS
                                                     ENDED JUNE 30,                  ENDED JUNE 30,
                                                 -----------------------        -----------------------
                                                   2004           2003            2004           2003
                                                 --------       --------        --------       --------
Revenue ..................................       $  4,896       $  3,856        $  9,541       $  7,118
Cost of revenue ..........................            862            800           1,686          1,473
                                                 --------       --------        --------       --------
Gross profit .............................          4,034          3,056           7,855          5,645
                                                 --------       --------        --------       --------

Operating expenses:
     Research and development ............          1,569          1,302           3,191          2,642
     Sales and marketing .................          1,515          1,214           2,798          2,377
     General and administrative ..........            590            592           1,277          1,276
     Amortization of purchased intangibles             26             26              52             52
                                                 --------       --------        --------       --------

          Total operating expenses .......          3,700          3,134           7,318          6,347
                                                 --------       --------        --------       --------
Income (loss) from operations ............            334            (78)            537           (702)
Other income, net ........................            218            198             376            359
                                                 --------       --------        --------       --------
Income (loss) before income taxes ........            552            120             913           (343)
Income taxes .............................             --             --              --             --
                                                 --------       --------        --------       --------
Net income (loss) ........................       $    552       $    120        $    913       $   (343)
                                                 ========       ========        ========       ========
Net income (loss) per share:
     Basic ...............................       $   0.03       $   0.01        $   0.05       $  (0.02)
                                                 ========       ========        ========       ========
     Diluted .............................       $   0.03       $   0.01        $   0.04       $  (0.02)
                                                 ========       ========        ========       ========
Weighted average shares outstanding:
     Basic ...............................         19,551         19,442          19,509         19,411
                                                 ========       ========        ========       ========
     Diluted .............................         20,718         19,980          20,688         19,411
                                                 ========       ========        ========       ========

                             See accompanying notes.

                     COMPUTER ACCESS TECHNOLOGY CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)

                                                                                                   SIX MONTHS
                                                                                                  ENDED JUNE 30,
                                                                                            ------------------------
                                                                                              2004            2003
                                                                                            --------        --------
Cash flows from operating activities:
    Net income (loss) ...............................................................       $    913        $   (343)
    Adjustments to reconcile net income (loss) to net cash from operating activities:
       Depreciation and amortization ................................................            316             397
       Amortization of acquired developed technology ................................             17              18
       Amortization of purchased intangibles ........................................             52              52
       Amortization of deferred stock-based compensation ............................             32             158
       Amortization of premium on investments .......................................            160             262
       Changes in assets and liabilities:
           Trade accounts receivable ................................................            180            (600)
           Inventories ..............................................................           (685)            206
           Other assets .............................................................             60             962
           Accounts payable .........................................................            402          (1,100)
           Accrued expenses .........................................................            197             (46)
           Accrued restructuring ....................................................            (14)           (229)
           Deferred revenue .........................................................             46               7
           Deferred rent ............................................................             13              --
                                                                                            --------        --------
                  Net cash provided by (used in) operating activities ...............          1,689            (256)
                                                                                            --------        --------
Cash flows from investing activities:
    Purchase of short-term investments ..............................................         (2,633)         (4,392)
    Sale of short-term investments ..................................................          1,053           4,900
    Acquisition of property and equipment ...........................................           (528)           (270)
    Purchase of long-term investments ...............................................        (15,866)             --
    Other long-term assets ..........................................................            (21)            120
                                                                                            --------        --------
                  Net cash provided by (used in) investing activities ...............        (17,995)            358
                                                                                            --------        --------
Cash flows from financing activities:
    Proceeds from exercise of stock options .........................................            239             145
    Proceeds from employee stock purchase plan ......................................            127              70
    Repurchases of common stock .....................................................             --            (465)
                                                                                            --------        --------
                  Net cash provided by (used in) financing activities ...............            366            (250)
                                                                                            --------        --------
Net decrease in cash and cash equivalents ...........................................        (15,940)           (148)
Cash and cash equivalents at beginning of period ....................................         34,116          30,846
                                                                                            --------        --------
Cash and cash equivalents at end of period ..........................................       $ 18,176        $ 30,698
                                                                                            ========        ========

                             See accompanying notes

                     COMPUTER ACCESS TECHNOLOGY CORPORATION

            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  (UNAUDITED, IN THOUSANDS, EXCEPT SHARE DATA)


                                                    COMMON STOCK
                                             --------------------------                  ADDITIONAL      DEFERRED
                                                                           TREASURY       PAID-IN       STOCK-BASED
                                               SHARES        AMOUNT         STOCK         CAPITAL      COMPENSATION
                                            -----------    -----------   -----------    -----------    -----------
Balance as of December 31, 2002 .........    19,425,625    $        19   $        --    $    53,210    $      (324)
Exercise of common stock options ........       159,543             --            --            145             --
Issuance of common stock through employee
     stock purchase plan ................        32,890             --            --             70             --
Stock repurchase ........................      (164,420)            --          (448)            --             --
Deferred stock-based compensation .......            --             --            --            (36)            16
Amortization of deferred stock-based
     compensation .......................            --             --            --             --            178

Net loss ................................            --             --            --             --             --
                                            -----------    -----------   -----------    -----------    -----------
Balance as of June 30, 2003 .............    19,453,638    $        19   $      (448)   $    53,389    $      (130)
                                            ===========    ===========   ===========    ===========    ===========


                                               ACCUMULATED     RETAINED
                                                 OTHER         EARNINGS
                                              COMPREHENSIVE  (ACCUMULATED
                                              INCOME (LOSS)    DEFICIT)        TOTAL
                                              -------------   -----------    -----------
Balance as of December 31, 2002 .........     $        --     $    (5,703)   $    47,202
Exercise of common stock options ........              --              --            145
Issuance of common stock through employee
     stock purchase plan ................              --              --             70
Stock repurchase ........................              --             (17)          (465)
Deferred stock-based compensation .......              --              --            (20)
Amortization of deferred stock-based
     compensation .......................              --              --            178

Net loss ................................              --            (343)          (343)
                                              -----------     -----------    -----------
Balance as of June 30, 2003 .............     $        --     $    (6,063)   $    46,767
                                              ===========     ===========    ===========


                                                    COMMON STOCK
                                             --------------------------                  ADDITIONAL      DEFERRED
                                                                           TREASURY       PAID-IN       STOCK-BASED
                                               SHARES        AMOUNT         STOCK         CAPITAL      COMPENSATION
                                            -----------    -----------   -----------    -----------    -----------
Balance as of December 31, 2003 .........    19,409,529    $       19    $   (1,048)     $   53,643     $      (32)
Exercise of common stock options ........       120,096             1            --             238             --
Issuance of common stock through employee
     stock purchase plan ................        56,174            --            --             127             --
Amortization of deferred stock-based
     compensation .......................            --            --            --              --             32
Net Income ..............................            --            --            --              --             --
Change in unrealized loss on investments             --            --            --              --             --
Comprehensive income ....................            --            --            --              --             --
                                            -----------    ----------    ----------     -----------    -----------
Balance as of June 30, 2004 .............    19,585,799    $       20    $   (1,048)     $   54,008     $       --
                                            ===========    ==========    ==========     ===========    ===========


                                               ACCUMULATED      RETAINED
                                                 OTHER          EARNINGS
                                              COMPREHENSIVE   (ACCUMULATED
                                              INCOME (LOSS)     DEFICIT)        TOTAL
                                              -------------   ----------     ----------
Balance as of December 31, 2003 .........     $          --   $   (6,111)    $   46,471
Exercise of common stock options ........                --           --            239
Issuance of common stock through employee
     stock purchase plan ................                --           --            127
Amortization of deferred stock-based
     compensation .......................                --           --             32
Net Income ..............................                --          913            913
Change in unrealized loss on investments               (312)          --           (312)
Comprehensive income ....................                --           --            601
                                              -------------   ----------     ----------
Balance as of June 30, 2004 .............     $        (312)  $   (5,198)    $   47,470
                                              =============   ==========     ==========

                             See accompanying notes.

NOTE 1 - BUSINESS

Business

      Computer Access Technology Corporation is a provider of advanced verification systems for existing and emerging digital communications standards. Our products are used by semiconductor, system and software companies at each phase of their products' lifecycles from development through production and market deployment.

      We have expertise in the Bluetooth, Fibre Channel, 1394, InfiniBand, PCI Express, SCSI, Serial ATA, Serial Attached SCSI and USB standards and are actively engaged with our customers throughout their development and production processes in order to deliver solutions that meet their needs. Utilizing our easy to use, color-coded expert analysis software, the CATC Trace(TM), our development products generate, capture, filter and analyze high-speed communications traffic, allowing our customers to quickly discover and correct persistent and intermittent errors and flaws in their product designs. Our production products are used during the manufacturing process to ensure that our customers' products comply with standards and operate with other devices, as well as assist system manufacturers to download software onto new computers.

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

      Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, all amendments to those reports, and the Proxy Statement for our annual meeting of stockholders are made available, free of charge, on our website as soon as reasonably practicable after the reports have been filed with or furnished to the Securities and Exchange Commission (the "SEC").

Interim Financial Information and Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements as of June 30, 2004, and for the three and six months ended June 30, 2004 and 2003, respectively, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to the rules and regulations of the SEC and include the accounts of Computer Access Technology Corporation and its wholly owned subsidiaries (collectively, "Computer Access Technology Corporation" or the "Company"). Intercompany accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the condensed consolidated balance sheet at June 30, 2004, the condensed consolidated operating results for the three and six months ended June 30, 2004 and 2003, the condensed consolidated cash flows for the six months ended June 30, 2004 and 2003 and the condensed consolidated statements of stockholders' equity for the six months ended June 30, 2004 and 2003. Certain reclassifications have been made to prior year balances in order to conform to the current year's presentation. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2003.

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

Concentrations of credit risk

      Revenue and accounts receivable from customers comprising more than 10% of revenue or trade accounts receivable are summarized as follows:

                                                         SIX MONTHS ENDED
                                                             JUNE 30,
                                                         ----------------
                                                          2004      2003
                                                          ----      ----
Revenue:
    Company A ......................................       17%       18%
    Company B ......................................       14%       17%


                                                        JUNE 30,  DECEMBER 31,
                                                           2004      2003
                                                        --------  ------------
Accounts receivable:
    Company A ......................................       17%       15%
    Company B ......................................       14%       13%
    Company C ......................................        *        10%

---------
  *less than 10% of revenue or trade accounts receivable for the period.


NOTE 2 - COMPREHENSIVE INCOME (LOSS)

      Comprehensive income (loss) is defined as changes in equity of a company from transactions, other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners.

      The following table sets forth comprehensive net income (loss) for the periods indicated (in thousands):

                                              THREE MONTHS ENDED  SIX MONTHS ENDED
                                                    JUNE 30,         JUNE 30,
                                              ------------------  ----------------
                                                2004      2003    2004     2003
                                                -----    -----   -----    -----
    Net income (loss) .......................   $ 552    $ 120   $ 913    $(343)
                                                =====    =====   =====    =====

Other comprehensive income:
   Change in unrealized gains and (losses) on
       available-for-sale securities ........    (312)      --    (312)      --
                                                -----    -----   -----    -----

    Comprehensive income (loss) .............   $ 240    $ 120   $ 601    $(343)
                                                =====    =====   =====    =====


NOTE 3 - STOCK-BASED COMPENSATION

   Stock-based compensation

      In connection with certain stock option grants in 2000, 1999 and 1998, the Company recorded deferred stock-based compensation totaling $14,393,000 which represented the difference between the exercise price and the deemed fair value at the date of grant and is being recognized over the vesting period of the related options. All amortization of deferred stock-based compensation was recognized as of March 31, 2004. Accordingly, no amortization of deferred stock-based compensation was recognized in the three months ended June 30, 2004. Amortization of deferred stock-based compensation was $32,000 in the six months ended June 30, 2004, of which $6,000 was included in cost of revenue. Amortization of deferred stock-based compensation was $96,000 and $158,000 in the three months ended June 30, 2003 and the six months ended June 30, 2003, respectively, of which $15,000 and $18,000 was included in cost of revenue in the three months ended June 30, 2003 and the six months ended June 30, 2003, respectively.

   Fair value disclosures

      The Company has adopted the disclosure provisions of Statement of Financial Accounting Standard ("SFAS") No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation and requires prominent disclosure in both the annual and interim financial statements of the method of accounting used and the financial impact of stock-based compensation. As permitted by SFAS No. 123, the Company accounts for stock options granted as prescribed under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," which recognizes compensation cost based upon the intrinsic value of the award.

      The weighted-average fair values of options granted during the quarters ended June 30, 2004 and 2003 were $2.06 and $2.01, and for the six months ended June 30, 2004 and 2003 were $2.15, and $1.78, respectively. In determining the fair value of options granted in each of the periods, the Company used the Black Scholes option pricing model and assumed the following:

                                                               THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                                   JUNE 30,                                 JUNE 30,
                                                  ---------------------------------------- ----------------------------------------
                                                         2004                 2003                2004                 2003
                                                  -------------------- ------------------- -------------------- -------------------
           Expected life (in years).............          5                    5                    5                   5
           Risk-free interest rate..............        3.67%                2.63%             3.01%-3.67%          2.29-2.78%
           Volatility...........................         35%                  77%                35-42%               53-77%
           Dividend yield.......................         0%                    0%                  0%                   0%

      Had compensation costs been determined based upon the fair value at the grant date for awards under the Company's stock option plans, consistent with the methodology prescribed under SFAS No. 123, the Company's pro forma net income (loss) and pro forma basic and diluted net income (loss) per share under SFAS No. 123 would have been (in thousands, except per share data):

                                                               THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                     JUNE 30,                      JUNE 30,
                                                             ----------------------        ----------------------
                                                               2004           2003           2004           2003
                                                             -------        -------        -------        -------
Net income (loss), as reported .......................       $   552        $   120        $   913        $  (343)
    Add: Amortization of deferred stock-based
    compensation included in as reported net loss ....            --             96             32            158

    Deduct:  Stock-based employee compensation expense
    determined under fair value based method for all
    grants ...........................................          (524)          (472)        (1,023)        (1,156)
                                                             -------        -------        -------        -------
    Net income (loss), pro forma .....................       $    28        $  (256)       $   (78)       $(1,341)
                                                             =======        =======        =======        =======
Net income (loss) per share, as reported
    Basic ............................................       $  0.03        $  0.01        $  0.05        $ (0.02)
                                                             =======        =======        =======        =======
    Diluted ..........................................       $  0.03        $  0.01        $  0.04        $ (0.02)
                                                             =======        =======        =======        =======
Net income (loss) per share, pro forma
    Basic and diluted ................................       $  0.00        $ (0.01)       $ (0.00)       $ (0.07)
                                                             =======        =======        =======        =======

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

      The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated (in thousands except per share data):

                                                               THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                     JUNE 30,                      JUNE 30,
                                                            -----------------------       -----------------------
                                                               2004           2003           2004           2003
                                                            --------       --------       --------       --------
Numerator:
    Net income (loss) ...............................       $    552       $    120       $    913       $   (343)
                                                            ========       ========       ========       ========
Denominator:
    Weighted average shares outstanding .............         19,551         19,442         19,509         19,441
                                                            --------       --------       --------       --------
    Denominator for basic calculation ...............         19,551         19,442         19,509         19,441
    Dilutive effect of stock options ................          1,167            538          1,179             --
                                                            --------       --------       --------       --------
    Denominator for diluted calculation .............         20,718         19,980         20,688         19,441
                                                            ========       ========       ========       ========

Net income (loss) per share:
    Basic ...........................................       $   0.03       $   0.01       $   0.05       $  (0.02)
                                                            ========       ========       ========       ========
    Diluted .........................................       $   0.03       $   0.01       $   0.04       $  (0.02)
                                                            ========       ========       ========       ========

Total common stock equivalents, related to options
   outstanding, excluded from the computation of
   earnings per share as their effect is antidilutive          2,426          2,813          2,397          2,921
                                                            ========       ========       ========       ========


NOTE 5 - INVENTORIES

      Inventories consist of the following (in thousands):

                                    AS OF JUNE 30,      AS OF DECEMBER 31,
                                       2004                   2003
                                    --------------      ------------------
Raw materials ................         $  577               $  334
Work in progress .............            624                  250
Finished goods ...............            391                  323
                                    --------------      ------------------
                                       $1,592               $  907
                                    ==============      ==================

NOTE 6 - INCOME TAXES

      The Company's effective income tax rate was 0.0% in the quarters and six months ended June 30, 2004 and June 30, 2003, as the Company provided a full valuation allowance against its net deferred tax assets through June 30, 2004. As of June 30, 2004, the Company continued to carry a full valuation against its net deferred tax assets, as it has determined that it is more likely than not that such amounts will not be realized through taxable income from future operations, or by carry-back to prior year's taxable income.

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

Segment information (in thousands):


                                                                                         UNALLOCATED
                                                   DEVELOPMENT       PRODUCTION          STOCK-BASED
                                                    PRODUCTS          PRODUCTS       COMPENSATION EXPENSE      TOTAL
                                                    --------        -----------      --------------------    ---------
Three Months Ended June 30, 2004
     Segment revenue from external customers          $4,654            $  242             $   --             $4,896
     Segment gross profit ..................          $3,882            $  152             $   --             $4,034

Three Months Ended June 30, 2003
     Segment revenue from external customers          $3,571            $  285             $   --             $3,856
     Segment gross profit ..................          $2,901            $  170             $  (15)            $3,056

Six Months Ended June 30, 2004
     Segment revenue from external customers          $9,070            $  471             $   --             $9,541
     Segment gross profit ..................          $7,565            $  296             $   (6)            $7,855

Six Months Ended June 30, 2003
     Segment revenue from external customers          $6,370            $  748             $   --             $7,118
     Segment gross profit ..................          $5,231            $  432             $  (18)            $5,645

Geographic information (in thousands):

                                                                     LONG-LIVED
                                                       REVENUE         ASSETS
                                                       -------       ----------

Three Months Ended June 30, 2004
     North America ...........................          $ 2,811        $25,992
     Europe ..................................              519             --
     Asia ....................................            1,566             --
     Rest of world ...........................               --             --
                                                        -------        -------
         Total ...............................          $ 4,896        $25,992
                                                        =======        =======

Three Months Ended June 30, 2003
           North America .....................          $ 1,907        $   872
           Europe ............................              525             --
           Asia ..............................            1,424             --
           Rest of world .....................               --             --
                                                        -------        -------
               Total .........................          $ 3,856        $   872
                                                        =======        =======

Six Months Ended June 30, 2004
     North America ...........................          $ 4,931        $25,992
     Europe ..................................            1,083             --
     Asia ....................................            3,527             --
     Rest of world ...........................               --             --
                                                        -------        -------
         Total ...............................          $ 9,541        $25,992
                                                        =======        =======

Six Months Ended June 30, 2003
           North America .....................          $ 3,167        $   872
           Europe ............................              965             --
           Asia ..............................            2,980             --
           Rest of world .....................                6             --
                                                        -------        -------
               Total .........................          $ 7,118        $   872
                                                        =======        =======


The increases in long-lived assets held in North America for the three and six months ended June 30, 2004 reflect the increases in the Company's long-term investments. Revenues are attributed to regions based on delivery locations. Sales to international customers accounted for 42.6% and 50.5% of revenue during the quarters ended June 30, 2004 and 2003, respectively, and 48.3% and 55.5% for the six months ended June 30, 2004 and 2003, respectively.

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

      The following table reconciles the changes in our warranty reserve for the six months ended June 30, 2004 (in thousands):

Balance as of December 31, 2003 ............................          $ 125
Accrual for warranty for sales made during
  the six months ended June 30, 2004                                    182
Warranty costs for the six months ended June 30, 2004 ......             (1)
Warranty expirations during the six months ended
  June 30, 2004 ............................................           (181)
                                                                      -----
Total ......................................................          $ 125
                                                                      =====


NOTE 9 - RECENT ACCOUNTING PRONOUNCEMENTS

      On March 31, 2004, the Financial Accounting Standards Board ("FASB") issued a proposed Statement, "Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95," that addresses accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The proposed statement would eliminate the ability to account for share-based compensation transactions using Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and generally would require that such transactions be accounted for using a fair-value-based method and recognized as expenses in our consolidated statement of operations. The proposed standard would require that the modified prospective method be used, which requires that the fair value of new awards granted from the beginning of the year of adoption, plus unvested awards at the date of adoption, be expensed over the vesting period. In addition, the proposed statement encourages companies to use the "binomial" approach to value stock options, which differs from the Black-Scholes option pricing model that we currently use. The recommended effective date of the proposed standard for public companies is for fiscal years beginning after December 15, 2004.

      Should this proposed statement be finalized in its current form, it will have a significant impact on our consolidated statement of operations as we will be required to expense the fair value of our stock option grants and stock purchases under our employee stock purchase plan rather than disclose the impact on our consolidated net income (loss) within our footnotes, as is our current practice. In addition, the proposed standard will have a significant impact on our consolidated cash flows from operations, as we will be required to reclassify our tax benefit on the exercise of employee stock options from cash flows from operating activities to cash flows from financing activities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      This Quarterly Report and certain information incorporated herein by reference contain forward-looking statements within the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. All statements contained in this Quarterly Report that are not purely historical are forward-looking statements, including, without limitation, statements regarding our expectations, objectives, anticipations, plans, hopes, beliefs, intentions, or strategies regarding the future. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements. Forward-looking statements include, without limitation, the statements regarding:

      o     Our anticipation that revenue from sales of our Universal Serial Bus
            (USB) products will decrease as the markets for our USB products mature;

      o Our belief that the development of emerging communications standards and technological change has influenced and is likely to continue to influence our quarterly and annual revenue and results of operations;

      o Our expectation that our operating cash flow requirements will increase in the future in connection with the expanding scope and level of our activities;

      o Our belief that our current cash, cash equivalents and short-term investments together with funds generated from operations will be sufficient to meet our working capital and capital expenditure requirements for the next 12 months;

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

      o Our belief that we must continue to develop and introduce on a timely basis new products that can be sold at higher average selling prices;

      o Our belief that developments related to the Sarbanes-Oxley Act of 2002 will increase our legal compliance and financial reporting costs, make it more difficult and more expensive for us to obtain director and officer liability insurance, and may cause us to accept reduced coverage or incur substantially higher costs to obtain coverage;

      o     Our  expectations  to  continue to review  opportunities  to acquire other businesses or technologies that complement our current products, expand our markets, enhance our technical capabilities or otherwise offer growth opportunities;

      o     Our intent to continue the  development  and expansion of our direct
            sales   organization   and  our   indirect   distribution   channels
            domestically and internationally;

      o Our anticipation that revenue from international operations will continue to represent a substantial portion of our revenue;

      o Our belief that our products do not infringe any other party's intellectual property rights in any way that would have a material adverse effect on our operations;

      o Our anticipation that all of our earnings, if any, will be retained for development and expansion of our business;

      o Our belief that as the economy expands the demand for certain key components used in our products will increase such that we may need to order larger quantities of these components earlier than forecasted or risk delays in product shipments to our customers;

      o Our anticipation that we will not pay any cash dividends on our common stock in the foreseeable future; and

      o Our belief that the amount of ultimate liability, if any, for legal proceedings and claims will not materially affect our financial position, results of operations, or liquidity.

      These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those stated or implied by the forward-looking statements. For a detailed description of the risks associated with our business that could cause actual results to differ from those stated or implied in such forward-looking statements, see the disclosure contained under the heading "Risk Factors" in this Quarterly Report as well as such other risks and uncertainties as are detailed in our Securities and Exchange Commission reports and filings. All forward-looking statements included in this quarterly Report are based on information available to us on the date of this Quarterly Report, and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements.

      The following "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in our Form 10-K filed with the Securities and Exchange Commission on February 20, 2004, as amended by our Form 10-K/A filed on March 3, 2004.

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

      REVENUE RECOGNITION. Due to the significant software content of our products, we have adopted Statement of Position ("SOP") 97-2, Software Revenue Recognition. Under SOP 97-2, we recognize revenue on sales to distributors, resellers and direct customers upon shipment, provided that there is persuasive evidence of an arrangement, the product has been delivered and title has passed, the fee is fixed or determinable and collection of the resulting receivable is reasonably assured. We do not provide distributors, resellers or direct customers price protection, and only provide limited rights of return or exchange. Generally, our distributors do not maintain inventory; however, to the extent they do, we have the right, but not the obligation, under the terms of our distributor agreements to repurchase inventory at the sales price upon termination of the relationship. We review distributor inventory levels, if any, quarterly to ensure that any potential repurchases are not material. When we have shipped products, but some elements essential to the functionality of the products have not been completed, revenue and associated cost of revenue are deferred until all essential elements have been delivered. Software maintenance support revenue is deferred and recognized ratably over the maintenance support period. Provisions for warranty costs are recorded at the time products are shipped.

      CASH EQUIVALENTS, SHORT-TERM INVESTMENTS AND LONG-TERM INVESTMENTS. Our cash equivalents, short-term investments and long-term investments are placed in portfolios managed by professional money management firms under investment guidelines we have established. These guidelines address the critical objectives of preservation of principal, avoiding inappropriate concentrations, meeting liquidity requirements and maximizing after-tax returns. We classify all highly liquid investments with original maturities from the date of purchase of 90 days or less as cash equivalents. Those with original maturities greater than 90 days but less than one year are classified as short-term investments, and those with an original maturity greater than one year are classified as long-term investments. Our cash equivalents short-term investments and long-term investments consist principally of investments in commercial paper, investment quality corporate and municipal bonds, money market funds, collateralized mortgage obligations and U.S. government agency securities.

      INCOME TAXES. We account for income taxes under the liability method, which requires, among other things, that we record deferred tax assets and liabilities for temporary differences between the tax bases of our assets and liabilities and their financial statement reported amounts. In addition, deferred tax assets are recorded for the future benefit of utilizing net operating losses and research and development credit carry-forwards. A full valuation allowance is provided against deferred tax assets unless it is more likely than not that they will be realized. In the three months ended December 31, 2002, we provided a full valuation allowance for our net deferred tax assets. As of June 30, 2004, we continue to maintain a full valuation allowance against our net deferred tax assets.

      INTANGIBLE ASSETS. Our purchased intangible assets total $98,000 as of June 30, 2004. We are required to reduce the carrying value of these assets whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. In order to make such adjustments, we are required to make assumptions about the value of these assets in the future including future prospects for earnings and cash flows of the businesses underlying these investments. Judgments and assumptions about the future are complex, subjective and can be affected by a variety of factors including industry and economic trends, our market position and the competitive environment in which we operate. Although we believe our judgments and assumptions are reasonable and appropriate, different judgments and assumptions could materially impact our reported financial results.

OVERVIEW

      We are a provider of advanced verification systems for existing and emerging digital communications standards such as Bluetooth, Fibre Channel, 1394, InfiniBand, PCI Express, SCSI, Serial ATA, Serial Attached SCSI and USB.

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

      We report our revenue and gross profit in two business segments: development products and production products. In the three months ended June 30, 2004, revenue from our development products was $4.7 million and revenue from our production products was $242,000. Historically, we have generated a majority of our revenue from products for the USB standard. We anticipate that revenue from sales of our USB products will decrease as the markets for our USB products mature. Consequently, we rely on our ability to generate growth in revenue with our new product offerings in other communications standards in order to offset any decreases in revenues from the USB standard.

      We sell our products to technology, infrastructure and application companies through our direct sales force and indirectly through our distributors and manufacturers' representatives. Historically, a substantial portion of our revenue has been derived from customers outside of North America. In the three months ended June 30, 2004, 42.6% of our revenue was derived from international customers, of which 12.8% was derived from customers in Japan, 19.1% from customers in other parts of Asia, and 10.6% from customers in Europe. All of our revenue and accounts receivable are denominated in U.S. dollars. Although seasonality affects many of our target markets, to date our revenue and financial condition as a whole have not been materially impacted by seasonality. However, as we continue to expand our product offerings into new markets, seasonality effects may become material.

      The development of emerging communications standards and technological change has influenced and is likely to continue to influence our quarterly and annual revenue and results of operations. Our future revenue is dependent upon the continued growth in capital spending by our existing and potential customers for our types of products. Our product development and marketing strategies are focused on working closely with promoter companies and communications standards groups to gain early access to new communications standards and technologies. We invest heavily in the research, development and marketing of our products for emerging communications standards, often before these standards have gained widespread industry acceptance and before we generate revenue related to these investments. Additionally, the adoption rates for our new products by customers in our target markets are unpredictable and subject to substantial risks, most of which are beyond our control. Accordingly, if the markets for our new products do not materialize or materialize later than we expect, our ability to sustain or increase revenue may be harmed.

RESULTS OF OPERATIONS

      The following table presents selected consolidated financial data for the periods indicated as a percentage of revenue:

                                                      THREE MONTHS                SIX MONTHS
                                                     ENDED JUNE 30,             ENDED JUNE 30,
                                                   -----------------          -----------------
                                                   2004         2003          2004         2003
                                                   ----         ----          ----         ----
Consolidated Statement of Operations Data:
Revenue ..................................         100.0%       100.0%        100.0%       100.0%
Cost of Revenue ..........................          17.6         20.7          17.7         20.7
                                                   -----        -----         -----        -----
       Gross profit ......................          82.4         79.3          82.3         79.3
                                                   -----        -----         -----        -----

Operating expenses:
  Research and development ...............          32.0         33.8          33.4         37.1
  Sales and marketing ....................          30.9         31.5          29.3         33.4
  General and administrative .............          12.1         15.4          13.4         17.9
  Amortization of purchased intangibles ..           0.5          0.7           0.5          0.7
                                                   -----        -----         -----        -----
       Total operating expenses ..........          75.5         81.4          76.6         89.1
                                                   -----        -----         -----        -----
Income (loss) from operations ............           6.9         (2.0)          5.7         (9.8)
Other income, net ........................           4.4          5.1           3.9          5.0
                                                   -----        -----         -----        -----
Income (loss) before income taxes ........          11.3          3.1           9.6         (4.8)
Income taxes .............................           0.0          0.0           0.0          0.0
                                                   -----        -----         -----        -----
Net income (loss) ........................          11.3%         3.1%          9.6%        (4.8)%
                                                   =====        =====         =====        =====


RESULTS OF OPERATIONS IN THE QUARTERS ENDED JUNE 30, 2004 AND 2003

      Revenue. Our revenue was $4.9 million in the three months ended June 30, 2004, compared to $3.9 million in the three months ended June 30, 2003, an increase of 27.0%. New product revenue increases of $1.5 million were partially offset by decreases in sales of certain existing products of $442,000. The decrease in sales of existing products was primarily the result of decreased sales of certain InfiniBand products and reduced demand for certain SCSI development products due to the maturity and stability of the protocol. Going forward, we expect continuing declines in certain USB and SCSI development and USB production product revenues as these communication standards continue to mature. Revenue from international customers represented 42.6% of revenue in the three months ended June 30, 2004 and 50.5% of revenue in the three months ended June 30, 2003.

      Cost of Revenue and Gross Profit. Our gross profit was $4.0 million in the three months ended June 30, 2004 compared to $3.1 million in the three months ended June 30, 2003, an increase of 32.0%. Our gross margin percentage was 82.4% in the three months ended June 30, 2004 and 79.3% in the three months ended June 30, 2003. The increase in gross margin percentage was primarily the result of an increase in development product sales as a percentage of total revenue and reduced manufacturing costs of certain products. Our higher margin business segment, development products, increased as a percentage of total revenue by 2.4%.

      Research and Development. Our research and development expenses were $1.6 million in the three months ended June 30, 2004 compared to $1.3 million in the three months ended June 30, 2003, an increase of 20.5%. Research and development expenses represented 32.0% of revenue in the three months ended June 30, 2004 and 33.8% of revenue in the three months ended June 30, 2003. Research and development expenses for the three months ended June 30, 2003 include $53,000 of amortization of deferred stock-based compensation. There were no similar expenses in the three months ended June 30, 2004. The increase in expenses was primarily due to increased personnel and related costs of approximately $253,000. In addition, as a result of a reorganization of our technical services department approximately $120,000 for certain customer service costs were included in research and development expenses for the three months ended June 30, 2004. Such customer service costs were included in sales and marketing expenses prior to the first three months of 2004. The percentage of revenue decrease for the three months ended June 30, 2004 was primarily due to increased revenues partially offset by the increase in expenses noted in this paragraph when compared to the three months ended June 30, 2003.

      Sales and Marketing. Our sales and marketing expenses were $1.5 million in the three months ended June 30, 2004 compared to $1.2 million in the three months ended June 30, 2003, an increase of 24.8%. Sales and marketing expenses represented 30.9% of revenue in the three months ended June 30, 2004 and 31.5% in the three months ended June 30, 2003. Sales and marketing expenses for the three months ended June 30, 2003 include $21,000 of amortization of deferred stock-based compensation. There were no similar expenses in the three months ended June 30, 2004. The increase in expenses was primarily due to an increase in the commissions earned by our manufacturers' representatives of $189,000 and increased consulting costs of $115,000, partially offset by a reduction of approximately $120,000 for certain customer service costs that were included in sales and marketing expenses prior to the first three months of 2004 and are now included in research and development expenses.

      General and Administrative. Our general and administrative expenses were $590,000 in the three months ended June 30, 2004 compared to $592,000 in the three months ended June 30, 2003. General and administrative expenses represented 12.1% of revenue in the three months ended June 30, 2004 and 15.4% in the three months ended June 30, 2003. General and administrative expenses for the three months ended June 30, 2003 include $7,000 of amortization of deferred stock-based compensation. There were no similar expenses in the three months ended June 30, 2004. The percentage of revenue decrease for the three months ended June 30, 2004, when compared to the three months ended June 30, 2003, was primarily due to the impact of increased revenues.

      Other Income. Other income was $218,000 in the three months ended June 30, 2004 compared to $198,000 in the three months ended June 30, 2003, an increase of 10.1%. This increase resulted from increased interest income earned on the investment of excess cash balances, primarily associated with higher interest rates earned on increased investment in instruments with longer maturities.

      Income Taxes. We have incurred no provision for income taxes for the quarters ended June 30, 2004 and June 30, 2003. As of June 30, 2004, we continue to maintain a full valuation allowance against our net deferred tax assets, as we have determined that it is more likely than not that such amounts will not be realized through taxable income from future operations or by carry-back to prior years' taxable income.

RESULTS OF OPERATIONS IN THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

      Revenue. Our revenue was $9.5 million in the six months ended June 30, 2004, compared to $7.1 million in the six months ended June 30, 2003, an increase of 34.0%. New product revenue increases of $2.9 million were partially offset by decreases in sales of certain existing products of $430,000. The decrease in sales of existing products was primarily the result of decreased sales of certain InfiniBand products, reduced demand for certain SCSI development products due to the maturity and stability of the protocol and reduced demand for USB production products due to the maturity and stability of the protocol components incorporated into end-user products. Revenue from international customers represented 48.3% of revenue in the six months ended June 30, 2004 and 55.5% of revenue in the six months ended June 30, 2003.

      Cost of Revenue and Gross Profit. Our gross profit was $7.9 million in the six months ended June 30, 2004 compared to $5.6 million in the six months ended June 30, 2003, an increase of 39.1%. Our gross margin percentage was 82.3% in the six months ended June 30, 2004 and 79.3% in the six months ended June 30, 2003. The increase in gross margin percentage was primarily the result of an increase in development product sales as a percentage of total revenue and reduced manufacturing costs of certain products. Our higher margin business segment, development products, increased as a percentage of total revenue by 5.6%.

      Research and Development. Our research and development expenses were $3.2 million in the six months ended June 30, 2004 compared to $2.6 million in the six months ended June 30, 2003, an increase of 20.8%. Research and development expenses represented 33.4% of revenue in the six months ended June 30, 2004 and 37.1% of revenue in the six months ended June 30, 2003. Research and development expenses for the six months ended June 30, 2004 and June 30, 2003 include $19,000 and $85,000 of amortization of deferred stock-based compensation, respectively. The increase in expenses was primarily due to increased personnel and related costs of approximately $537,000. In addition, as a result of a reorganization of our technical services department approximately $230,000 for certain customer service costs were included in research and development expenses for the six months ended June 30, 2004. Such customer service costs were included in sales and marketing expenses prior to the first six months of 2004. The percentage of revenue decrease for the six months ended June 30, 2004 was primarily due to the impact of increased revenues partially offset by the increase in expenses noted in this paragraph when compared to the six months ended June 30, 2003.

      Sales and Marketing. Our sales and marketing expenses were $2.8 million in the six months ended June 30, 2004 compared to $2.4 million in the six months ended June 30, 2003, an increase of 17.7%. Sales and marketing expenses represented 29.3% of revenue in the six months ended June 30, 2004 and 33.4% of revenue in the six months ended June 30, 2003. Sales and marketing expenses for the six months ended June 30, 2004 and June 30, 2003 include $2,000 and $40,000 of amortization of deferred stock-based compensation, respectively. The increase in expenses was primarily due to an increase in the commissions earned by our manufacturers' representatives of $290,000 and increased personnel and related costs of approximately $77,000, partially offset by a reduction of approximately $230,000 for certain customer service costs that were included in sales and marketing expenses prior to the first three months of 2004 and are now included in research and development expenses. The percentage of revenue decrease for the six months ended June 30, 2004 was primarily due to the impact of increased revenues partially offset by the increase in expenses noted in this paragraph when compared to the six months ended June 30, 2003.

      General and Administrative. Our general and administrative expenses were $1.3 million in the six months ended June 30, 2004 and in the six months ended June 30, 2003. General and administrative expenses represented 13.4% of revenue in the six months ended June 30, 2004 and 17.9% in the six months ended June 30, 2003. General and administrative expenses for the six months ended June 30, 2004 and June 30, 2003 include $5,000 and $15,000 of amortization of deferred stock-based compensation, respectively The percentage of revenue decrease for the six months ended June 30, 2004 was primarily due to the impact of increased revenues when compared to the six months ended June 30, 2003.

      Other Income. Other income was $376,000 in the six months ended June 30, 2004 compared to $359,000 in the six months ended June 30, 2003, an increase of 4.7%. This increase resulted from increased interest income earned on the investment of excess cash balances, primarily associated with higher interest rates earned on increased investment in instruments with longer maturities.

      Income Taxes. We have incurred no provision for income taxes for the six months ended June 30, 2004 and June 30, 2003. As of June 30, 2004, we continue to maintain a full valuation allowance against our net deferred tax assets, as we have determined that it is more likely than not that such amounts will not be realized through taxable income from future operations or by carry-back to prior years' taxable income.

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

      In the six months ended June 30, 2004, cash provided by operating activities of $1.7 million was primarily the result of net income of $913,000, non-cash expenses associated with depreciation of $316,000, decreases in related assets and liabilities for working capital purposes of $199,000, amortization of premium on investments of $160,000, amortization of acquired intangibles of $52,000, amortization of deferred stock based compensation of $32,000, and amortization of other acquired developed technology of $17,000. Cash used in investing activities was $18.0 million, primarily relating to the purchase of long-term investments of $15.9 million, the purchase of short-term investments of $2.6 million and capital expenditures of $528,000, partially offset by the sale of short-term investments of $1.1 million. Cash provided by financing activities was $366,000, consisting of proceeds from the exercise of stock options of $239,000 and the sale of stock pursuant to our employee stock purchase plan of $127,000.

      In the six months ended June 30, 2003, cash used in operating activities of $256,000 was primarily the result of our net loss of $343,000 and a decrease in related assets and liabilities for working capital purposes of $800,000, offset by non-cash expenses associated with depreciation expenses of $397,000, amortization of premium on short-term investments of $262,000, amortization of deferred stock-based compensation of $158,000, amortization of other purchased intangibles of $52,000 and the amortization of other acquired developed technology of $18,000. Cash provided by investing activities was $358,000, related to the sale of short-term investments of $4.9 million and other long-term assets of $120,000, offset by the purchase of short-term investments of $4.4 million and capital expenditures of $270,000. Cash used in financing activities was $250,000, consisting of repurchases of common stock of $465,000, offset by the proceeds from the exercise of stock options of $145,000 and the sale of stock pursuant to our employee stock purchase plan of $70,000.

      As of June 30, 2004, we had cash, cash equivalents and investments of $45.6 million, working capital of $21.5 million and no debt. We have no capital lease obligations, and we had future minimum lease payments under our operating leases of approximately $1.5 million.

      We believe that our current cash, cash equivalents and short-term investments, together with funds generated from operations, will be sufficient to meet our working capital and capital expenditure requirements for the next 12 months. In the future, we may find it necessary to obtain additional equity or debt financing. If we desire to raise additional funds, we may not be able to do so on acceptable terms or at all. In addition, if we issue new securities, stockholders might experience dilution and the holders of the new securities might have rights, preferences or privileges senior to those of existing stockholders.

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

RISKS RELATED TO OUR BUSINESS

OUR FUTURE OPERATING RESULTS ARE UNPREDICTABLE AND LIKELY TO FLUCTUATE FROM QUARTER TO QUARTER. IF WE FAIL TO MEET THE EXPECTATIONS OF SECURITIES ANALYSTS OR INVESTORS, OUR STOCK PRICE WILL LIKELY DECLINE SIGNIFICANTLY.

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

      o     the effectiveness of our manufacturing cost reduction efforts;

      o     variability of our customers' product lifecycles;

      o     shifts in our sales toward lower-margin products; and

      o cancellations, changes or delays of deliveries to us by our manufacturers and suppliers.

      If our operating results fall below the expectations of securities analysts or investors, the trading price of our Common Stock will likely decline, possibly significantly.

WE DEPEND UPON WIDESPREAD MARKET ACCEPTANCE OF OUR PRODUCTS, AND OUR RESULTS OF OPERATIONS WILL SUFFER IF THE MARKET DOES NOT ACCEPT OUR PRODUCTS.

      A significant  percentage of our revenue derives from Universal Serial Bus
(USB) product sales. However, we expect a decline in USB product sales, due to the maturity of the product line, that we expect will continue for the foreseeable future. Factors that may affect our USB product sales include the continued growth of markets for the development of USB compliant devices, the performance and pricing of our USB products, and the availability, functionality and price of competing products. Many of these factors are beyond our control.

      Our future revenue growth relies on our ability to successfully design, manufacture and sell new products into new and established markets. Competition for product sales in these markets is typically intense and our competitors are often firmly established. If we are unable to gain significant market share in these markets, our ability to increase revenue is likely to be adversely effected. If we are unable to grow revenue, our operating results will suffer, and the trading price of our common stock may decline significantly.

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

      If we fail to timely identify, develop, manufacture, market or support new or enhanced products successfully, our competitors could gain market share, or our new or enhanced products might not gain market acceptance.

NEW OR ENHANCED PRODUCT DEVELOPMENT DELAYS COULD HARM OUR OPERATING RESULTS AND OUR COMPETITIVE POSITION.

      The development of new, technologically advanced products is a complex and uncertain process requiring high levels of innovation, highly skilled engineering and development personnel and accurate anticipation of technological and market trends. Consequently, product development delays are typical in our industry. If we fail to timely introduce a product for an emerging standard, customers may defer or cancel orders on existing products expecting the release of a new or enhanced product, and our operating results could suffer. Product development delays may result from numerous factors, including:

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

      Our future  growth  depends upon our ability to develop,  manufacture  and sell in volume advanced verification systems for existing, emerging and yet unforeseen communications standards. We have little or no control over the conception, development or adoption of new standards. Moreover, even as it relates to currently emerging standards, the markets are rapidly evolving and we have virtually no ability to impact the adoption of those standards. Consequently, there is significant uncertainty as to whether markets for new and emerging standards ultimately will develop at all or, if they do develop, their potential size or future growth rate. We may incur significant expenses and dedicate significant time and resources to develop products for standards that fail to gain broad acceptance. For example, we spent four years from 1992 to 1995 developing products for the ACCESS.bus technology, a standard designed to connect peripheral devices to computers, which did not gain market acceptance. Failure of a standard for which we devote substantial resources to gain widespread acceptance would likely harm our business.

INCREASED COMPETITION, NEW PRODUCT INTRODUCTIONS BY COMPETITORS, AND OUR ENTRY INTO NEW AND ESTABLISHED MARKETS MAY DECREASE THE AVERAGE SELLING PRICES OF OUR PRODUCTS, REVENUE AND MARKET SHARE.

      The markets for advanced verification products for emerging communications standards are highly competitive. We compete with numerous companies in each of our various markets, and we expect the number of competitors, some of which may be current customers, and the intensity of competition to increase. Any of these existing or future competitors may have substantially greater financial, technical, marketing and distribution resources and brand name recognition. If companies develop competing products or form alliances with or acquire companies offering competing products, any of which address our target markets more effectively or at a lower cost, even if those products do not have capabilities comparable to our products, they could be formidable competitors.

      We continue to experience increased competition in our principal markets and, as we expand our product portfolio into other new and existing markets, we expect to encounter similar competitive forces in those markets. Increased competition could result in significant price erosion, reduced revenue, lower margins and loss of market share, any of which would significantly harm our business. As a result, we anticipate that the average selling prices of our products will decrease in the future in response to such things as product introductions or enhancements by us or our competitors, product discounting on volume purchase orders or additional pricing pressures. We believe we must continue to timely develop and introduce new products that can be sold at higher average selling prices. Failure to do so would likely cause our revenue and gross margins to decline.

WE CONTINUE TO FACE UNCERTAINTY RELATING TO ECONOMIC CONDITIONS AFFECTING OUR CUSTOMERS.

      We face uncertainty in the degree to which the current global economic climate will continue to negatively affect growth and capital spending by our existing and potential customers. We continue to experience instances of customers delaying or deferring orders and longer lead times to close sales. If global economic conditions do not improve, or if they worsen, our business, operating results and financial condition will be adversely impacted.

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

      It is important to our success to establish, maintain and expand our relationships with technology and infrastructure leader companies developing emerging communications standards in our target markets. We believe we must work closely with these companies to gain valuable insights into new market demands, obtain early access to standards as they develop and help us design new or enhanced products. Generally, we do not enter into contracts obligating these companies to work or share their technology. Industry leaders could choose to work with other companies in the future. If we fail to establish, maintain and expand our industry relationships, we could lose first-mover advantage with respect to emerging standards, and it would likely be more difficult for us to develop and market products that address these standards.

OUR EXECUTIVE OFFICERS, DIRECTORS, PHILIPS SEMICONDUCTORS AND CERTAIN ENTITIES AFFILIATED WITH THEM OWN A LARGE PERCENTAGE OF OUR VOTING STOCK, WHICH COULD HAVE THE EFFECT OF DELAYING OR PREVENTING A CHANGE IN OUR CONTROL.

      As of July 31, 2004, our executive officers, directors, Philips Semiconductors and certain entities affiliated with or beneficially controlled by them owned approximately 7,165,842 shares or approximately 36.41% of our outstanding shares of common stock, excluding 398,047 shares of common stock held in our treasury acquired primarily pursuant to our Stock Repurchase Program. These stockholders, acting together, can exercise significant control regarding matters requiring stockholder approval, including the election or removal of directors and the approval of mergers or other business combination transactions. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging potential acquirers from attempting to obtain control, which in turn could have an adverse effect on the market price of our common stock or prevent our stockholders from realizing a premium over the market price for their shares of common stock. Our repurchase of shares of our common stock pursuant to our Stock Repurchase Program discussed under the caption in "Part I, Item 1, Note 12" in our annual report on Form 10-K for the year ended December 31, 2003, filed with the Securities and Exchange Commission (SEC) on February 20, 2004, as amended by our Form 10-K/A filed with the SEC on March 3, 2004, may increase their control over us.

A TRANSITION IN OUR MANAGEMENT COULD CAUSE SUBSTANTIAL DISRUPTIONS TO OUR BUSINESS AND OPERATIONS.

      On July 22, 2004, we announced the retirement of one of our co-founders and our Chief Executive Officer, Dan Wilnai and new appointments to the executive management team and Board of Directors. President and Chief Financial Officer, Carmine Napolitano, was promoted and given the additional title of Chief Executive Officer along with his appointment to the Board of Directors. Former Director of Finance and Administration, Jason LeBeck was promoted to Vice President and Chief Financial Officer, and John T. Rossi, Vice President of Finance and Chief Financial Officer of OmniVision Technologies, Inc. was appointed to the Board of Directors. Substantial disruptions to our business and operations may still occur during this transition.

INCREASED   COSTS   ASSOCIATED   WITH   CORPORATE   GOVERNANCE   COMPLIANCE  MAY
SIGNIFICANTLY IMPACT OUR RESULTS OF OPERATIONS.

      The Sarbanes-Oxley Act of 2002 (the "Act") requires changes in some of our corporate governance and securities disclosure or compliance practices. That Act also requires the SEC to promulgate new rules on a variety of subjects, in addition to rule proposals already made, and Nasdaq has revised and continues to revise its requirements for Nasdaq-listed companies. We expect these developments to increase our legal compliance and financial reporting costs. We also expect these developments to make it more difficult and expensive to obtain director and officer liability insurance, and may cause us to accept reduced coverage or incur substantially higher premiums to obtain coverage.

      These developments could make it more difficult for us to attract and retain qualified members on our board of directors, or qualified executive officers. We are presently evaluating and monitoring regulatory developments and cannot estimate the timing or magnitude of additional costs. To the extent these costs are significant, our general and administrative expenses are likely to increase as a percentage of revenue, which would negatively impact our results of operations.

THE LOSS OF KEY MANAGEMENT PERSONNEL, ON WHOSE KNOWLEDGE, LEADERSHIP AND TECHNICAL EXPERTISE WE RELY, COULD CAUSE SIGNIFICANT DISRUPTIONS IN OUR OPERATIONS AND HARM OUR ABILITY TO EXECUTE OUR BUSINESS PLAN.

      Our success depends heavily upon the continued contributions of our key management personnel, whose knowledge, leadership and technical expertise may be time-consuming and difficult to replace. Moreover, all of our personnel, including our executive staff, are employed on an "at will" basis. We do not maintain key person insurance on any of our personnel. If we were to terminate or lose the services of any of our key personnel and were unable to timely hire qualified replacements, our ability to execute our business plan would be harmed. Even if we were able to hire qualified replacements, we would expect to experience operational disruptions and inefficiencies. In addition, employees who leave our company may subsequently compete against us.

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

IF OUR DISTRIBUTORS AND MANUFACTURERS' REPRESENTATIVES DO NOT ACTIVELY SELL OUR PRODUCTS, OUR PRODUCT SALES MAY DECLINE.

      Historically, we have relied on manufacturers' representatives to sell our products domestically and on distributors to sell our products internationally. A substantial number of our products are sold through our distributors and manufacturers' representatives. Our distributors and manufacturers'
representatives generally offer products from multiple manufacturers. Accordingly, there is a risk that our distributors and manufacturers'
representatives may give higher priority to selling products from other suppliers and reduce their efforts to sell our products. Our distributors and manufacturers' representatives may not market our products effectively or continue to devote the resources necessary to successfully sell, market and support our products. Our distributors may on occasion build inventories in anticipation of substantial growth in sales and, if growth does not occur as rapidly as anticipated, they may subsequently decrease their product orders. A slowdown in orders from our distributors or manufacturers' representatives could reduce our revenue in any given quarter and cause fluctuations in our operating results.

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

      We intend to continue development and expansion of our direct sales organization and our indirect distribution channels domestically and internationally. Managing our sales organization and distribution channels has become more complex as we have expanded both our product lines and our geographic presence. As a result, it has also become increasingly critical that we optimize our sales operations around complementary products and users. We may be unable to expand our direct sales organization or distribution channels successfully or manage them optimally, and the cost of any expansion may exceed the revenue generated.

      Moreover, our historical distribution channel strategy may not be appropriate for the successful sale and marketing of our products in new target markets. Consequently, in order to increase market share in those markets, we may have to attempt new, creative and previously untested methodologies. These new methodologies may be time-consuming to develop, difficult to implement, and ultimately unsuccessful, which could negatively impact our revenues.

SHIFTS IN OUR PRODUCT MIX MAY RESULT IN DECLINES IN GROSS MARGINS.

      Our gross margins vary by product, with gross margins generally higher on our development products than our production products. Our overall gross margins might fluctuate from period to period as a result of shifts in product mix and the channels through which we sell our products, the introduction of new products and product or changes in costs.

WE DEPEND ON CONTRACT MANUFACTURERS FOR SUBSTANTIALLY ALL OF OUR MANUFACTURING REQUIREMENTS AND IF THESE MANUFACTURERS FAIL TO PROVIDE US WITH ADEQUATE SUPPLIES OF HIGH-QUALITY PRODUCTS, OUR COMPETITIVE POSITION, REPUTATION AND BUSINESS COULD BE HARMED.

      We  currently  rely  on  four  contract   manufacturers  for  all  of  our
manufacturing requirements other than final assembly, testing and quality assurance on our lower volume, higher margin products. We do not have long-term contracts with any of these manufacturers. All purchase commitments and obligations between us and our contract manufacturers are on a purchase order basis. As a result, our manufacturers could refuse to continue to manufacture all or some of our products or attempt to change the terms under which they manufacture our products. Previously, we experienced delays in product shipments from some of our manufacturers, which forced us to delay product shipments to customers. We may experience similar future delays or other problems, such as inferior quality and insufficient quantity of products, any of which could significantly harm our business. We intend to introduce new products and product enhancements regularly, which will require that we rapidly achieve volume production by coordinating our efforts with those of our suppliers and contract manufacturers. The inability of our manufacturers to provide adequate supplies of high quality products or the loss of any manufacturer could cause a delay in our ability to timely fulfill orders.

ANY ACQUISITIONS THAT WE UNDERTAKE COULD BE DIFFICULT TO INTEGRATE, DISRUPT OUR BUSINESS, DILUTE STOCKHOLDER VALUE AND HARM OUR OPERATING RESULTS.

      We expect to continue to review opportunities to acquire other businesses or technologies that complement our current products, expand our markets, enhance our technical capabilities or otherwise offer growth opportunities. If we make any acquisitions, we could issue stock that would dilute the percentage ownership of our existing stockholders, incur substantial debt or assume contingent liabilities. For example, we issued 360,000 shares of our common stock in connection with our acquisition of Verisys in June 2002. In addition, in the three months ended September 30, 2002, we recorded a goodwill impairment of $1.4 million, and a partial impairment write-down of $194,000 for purchased intangible assets from our purchase of Verisys. Moreover, the Verisys acquisition and other potential acquisitions involve numerous risks, including:

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


IF WE FAIL TO ACCURATELY FORECAST OUR SUPPLY NEEDS, OUR COSTS MAY INCREASE OR WE MAY BE UNABLE TO TIMELY SHIP PRODUCTS.

      We purchase components used in the manufacture of our products from several key sources. We depend on these sources to timely deliver components based on twelve-month rolling forecasts that we provide. Lead times for materials and components vary significantly and depend on factors such as specific supplier requirements, contract terms and current market demand. We believe that as the economy expands the demand for certain key components used in our products will increase such that we may need to order larger quantities of these components earlier than forecasted or risk delays in product shipments to our customers. If we overestimate our component requirements, we may develop excess inventory, increasing costs. If we underestimate our requirements, we may be unable to timely fulfill orders.

WE DEPEND ON SOLE SOURCE SUPPLIERS FOR SEVERAL KEY PRODUCT COMPONENTS, AND WE MAY LOSE SALES IF THEY FAIL TO TIMELY MEET OUR NEEDS.

      We obtain some parts, components and packaging used in our products from sole sources of supply. If these suppliers are unable to meet our demand for components at reasonable costs or if we are unable to obtain an alternative source at an equivalent price, our ability to timely and cost-effectively ship products will be harmed. In addition, because we rely on purchase orders rather than long-term contracts with our sole source suppliers, we cannot predict with certainty our ability to obtain components over the long term. Furthermore, qualifying additional suppliers could be time-consuming, expensive, and may increase the likelihood of errors or defects. If we are unable to obtain components or receive a smaller allocation of components than necessary to meet demand, customers could choose to purchase competing products.

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

ECONOMIC, POLITICAL AND OTHER RISKS ASSOCIATED WITH INTERNATIONAL SALES AND OPERATIONS COULD ADVERSELY AFFECT SALES.

      Because we sell our products worldwide, our business is subject to risks associated with doing business internationally. We recognized 42.6% of our revenue from sales to international customers in the three months ended June 30, 2004. We anticipate that revenue from international operations will continue to represent a substantial portion of our revenue. In addition, several of our manufacturers' facilities and suppliers are located outside the United States of America. Accordingly, our future results could be harmed by a variety of factors, including:

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

      o limited protection of intellectual property in some international markets; and

      o     unexpected changes in regulatory requirements.

IF WE FAIL TO MANAGE OUR OPERATIONS EFFECTIVELY, OUR BUSINESS COULD SUFFER.

      Our ability to offer products and implement our business plan successfully in a rapidly evolving market requires effective planning and management. Failure by our management or personnel to properly allocate resources to meet our current and future needs as well as unforeseen complications and inefficiencies in planning our operations can adversely impact the morale of our personnel and lead to further complications and operational inefficiencies. If this were to occur, our profitability or financial position could be negatively impacted and our operating results could suffer.

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

      Our industry is characterized by uncertain and conflicting intellectual property claims and frequent litigation, especially regarding patent rights. We cannot be certain that our products do not or will not infringe issued patents or the intellectual property rights of others. In fact, we expect that we will be subject to infringement claims as the number of products and competitors in our markets grows and the functionality of products further overlap. Historically, patent applications in the United States of America have not been publicly disclosed until the patent is issued, and we may not be aware of filed patent applications that relate to our products or technology. If patents are later issued in connection with these applications, we may be liable for infringement. Periodically, other parties, including some of our competitors, may assert patent, copyright and other rights to technologies in various jurisdictions that are important to our business. Any claims asserting that our products infringe or may infringe the rights of third parties, including claims arising through our contractual indemnification of our customers, regardless of their merit or resolution, would likely be costly and time-consuming, divert the efforts of our technical and management personnel, cause product shipment delays or require us to enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on terms acceptable to us, or at all.

      At present, we do not believe that our products infringe any other party's intellectual property rights in any way that would have a material adverse effect on our operations. However, if any material claims arise and if these claims cannot be resolved through a license or similar arrangement, we could become a party to litigation. The results of any litigation are inherently uncertain. In the event of an adverse result in any litigation, we could be required to pay substantial damages, including treble damages if we are held to have willfully infringed, to cease the manufacture, use and sale of infringing products, to expend significant resources to develop non-infringing technology, or to obtain licenses to the infringing technology. In addition, lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and would divert management time and attention from our business.

ANY FAILURE TO PROTECT OUR INTELLECTUAL PROPERTY ADEQUATELY MAY SIGNIFICANTLY HARM OUR BUSINESS.

      We protect our proprietary processes, software, know-how and other intellectual property and related rights through copyrights, patents, trademarks and the maintenance of trade secrets, including entering into confidentiality agreements. Our success and ability to compete depend in part on our proprietary technology. However, we cannot provide any assurance that other companies will not develop technologies that are similar to our technology. We currently have three registered patents and three patent applications pending, although patents may not issue as a result of these or other patent applications. Any patent may be successfully challenged or invalidated, or may not provide us with a significant competitive advantage. Despite our efforts to protect our intellectual property rights, existing laws in the United States of America and in differing international jurisdictions and our contractual arrangements provide only limited protection. Unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Third parties may breach confidentiality agreements or other protective contracts with us, and we may not be able to enforce our rights in the event of these breaches.

      Monitoring the unauthorized use of our products is difficult and may be expensive, and we cannot be certain that the steps we take will prevent unauthorized use of our intellectual property, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States of America. We may incur substantial costs to protect our intellectual property rights, including pursuing remedies in court. We may become involved in legal proceedings against other parties, which may also cause other parties to assert claims against us. In the future, we may be unable to detect infringements and may lose competitive position in our markets before we do so. In addition, competitors may design around our technologies or develop competing technologies. The laws of other countries in which we market our products might offer little or no effective protection of our proprietary technology. Reverse engineering, unauthorized copying or other misappropriation of our proprietary technology could enable third parties to benefit from our technology without payment, which could significantly harm our business. Our failure to enforce and protect our intellectual property rights or any adverse change in the laws protecting intellectual property rights could harm our business.

CHANGES IN EXISTING LAWS OR REGULATIONS OR THE ENACTMENT OF NEW LAWS OR REGULATIONS COULD IMPEDE PRODUCT SALES.

      We and many of our customers and their products are subject to regulations and standards set by the Federal Communications Commission (FCC). Internationally, many of our customers and their products may also be required to comply with regulations established by authorities in various countries. We are required to determine to what extent our products may be subject to FCC standards and regulations and to what extent we are required to obtain certification from the FCC directly or from authorized third-parties. We are also required to maintain in good standing any equipment certification we receive from the FCC or an FCC-approved party. In addition, the regulations in force both in the United States of America and in foreign jurisdictions may change. Failure to comply with applicable regulations or to obtain timely domestic or foreign regulatory approvals or certificates could significantly harm our business.

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

      The market price of our common stock has been highly volatile and is likely to continue to be volatile. We receive only limited attention by securities analysts, and there frequently occurs an imbalance between supply and demand in the public trading market for our common stock due to limited trading volumes. Investors should consider an investment in our common stock as risky and should only purchase our common stock if they can withstand significant losses. Factors affecting our common stock price include:

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

      Additionally, some companies with volatile market prices for their securities have been subject to securities class action lawsuits filed against them. If a suit were to be filed against us, regardless of the merits or the outcome, it could result in substantial costs and a diversion of our management's attention and resources. This could have a material adverse effect on our business, results of operations, financial condition and the price of our common stock.

WE DO NOT ANTICIPATE PAYING DIVIDENDS FOR THE FORESEEABLE FUTURE.

      We currently anticipate that all of our earnings, if any, will be retained for development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The primary objectives of our investment activities are to preserve principal and maximize the after-tax income we receive from our investments without significantly increasing risk. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with an interest rate fixed at the then-prevailing rate and interest rates later rise, the principal amount of our investment will probably decline. We have the ability to hold our fixed income investments until maturity, and therefore we would not expect to recognize any adverse impact in income or cash flows in the event of rising interest rates previously mentioned. Cash equivalents short-term investments and long-term investments consist principally of investments in commercial paper, investment quality corporate and municipal bonds, money market funds, collateralized mortgage obligations, and U.S. government agency securities in which we believe there is no material market risk exposure.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      We are not currently party to any material legal proceedings. However, we are periodically subject to legal proceedings and claims that arise in the ordinary course of business. While management currently believes the amount of ultimate liability, if any, with respect to these actions will not materially affect our financial position, results of operations, or liquidity, the ultimate outcome of any litigation is uncertain. Were an unfavorable outcome to occur, or if protracted litigation were to ensue, the impact could be material to the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Our 2004 annual meeting of stockholders was held on May 20, 2004. At the meeting, our stockholders approved the following proposals presented to them pursuant to the vote totals indicated next to each item:

                                                                                   Vote (No. of Shares)
                                                                                   --------------------

                          Proposal                                    For          Against/Withheld    Abstain      Broker Non-Votes
                          --------                                    ---          ----------------    -------      ----------------
Election of Philip Pollok as a Class I Director                     18,250,902           67,123             --               --
Ratification  of  PricewaterhouseCoopers  LLP as  independent       18,250,957           62,200          4,868               --
      public  accountants  for fiscal year ended
      December 31, 2004

      As of May 20, 2004, Roger W. Johnson, Andrei Manoliu, Ph.D., Peretz Tzarnotzky and Dan Wilnai were members of the Board of Directors whose terms of office continued after the annual meeting of stockholders. On July 20, 2004, the Board of Directors resolved to increase the size of the Board of Directors by two additional seats and thereafter appointed John T. Rossi and Carmine J. Napolitano to fill the vacancies on the Board of Directors.

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

         10.2*    1994 Stock Option Plan, as amended.+

         10.3*    2000 Stock Option/Stock Issuance Plan.+

         10.4*    2000 Stock Incentive Plan.+

         10.5*    2000 Employee Stock Purchase Plan.+

         10.6* Employment Agreement dated December 5, 1997, between Albert Lee and the Registrant.+

         10.7* Employment Agreement dated April 16, 2002, between Kevin Fitzgerald and the Registrant.+

         10.8* Employment Agreement dated July 22, 2002, between Carmine Napolitano and the Registrant.+

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

      b.    Reports on Form 8-K

            On July 22, 2004, we filed a Form 8-K disclosing our earnings for the three months ended June 30, 2004.

            On July 22, 2004, we filed a Form 8-K disclosing the resignation of our Chief Executive Officer, Dan Wilnai, and new appointments to the executive management team and Board of Directors.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: August 13, 2004              COMPUTER ACCESS TECHNOLOGY CORPORATION

                                   By: /s/ JASON B. LEBECK
                                       ----------------------------------------
                                       Jason B. LeBeck
                                       Vice President, Chief Financial Officer
                                       and Secretary (Principal Financial
                                       Officer and Principal Accounting Officer)